Form 10QSB
period 1996-09-30
CELTIC INVESTMENT INC
filed 1996-11-15
CIK 869497

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                          Commission file number 0-14189

                              CELTIC INVESTMENT, INC.
           (Name of Small Business Issuer as specified in its charter)

Delaware                                               36-3729989
(State or other jurisdiction of                   (I.R.S. employer
incorporation or organization                     identification
                                                       No.)
                         901 Warrenville Road, Suite 104
                                Lisle, Il 60532
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (708) 434-8093

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

   Securities registered pursuant to Section 12(g) of the Exchange Act: $.001
                             Par Value Common Stock

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. Yes x/ No
 .


     Common Stock outstanding at November 13, 1996 - 3,306,471 shares of $.001 par value Common Stock.








                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                   FORM 10-QSB

                       FINANCIAL STATEMENTS AND SCHEDULES
                             CELTIC INVESTMENT, INC.


                    For the Quarter Ended September 30, 1996


     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                         Part I - Financial Information


Item 1.  Financial Statements:
             Condensed Consolidated Balance Sheet--September 30, 1996 and
                  June 30, 1996                                               3
             Condensed Consolidated Statements of Income--for the three months
                  ended September 30, 1996 and 1995                           4
             Condensed Consolidated Statements of Cash Flows--for the three
                  months ended September 30, 1996 and 1995                    5
             Condensed Consolidated Statements of Stockholders' Equity        6
                  Notes to Condensed Consolidated Financial Statements        7

Item 2.   Management's Discussion and Analysis of   Financial Condition
                  and Results of Operations                                   9


                           Part II - Other Information

Item 1.           Legal Proceedings                                          12

Item 2.           Changes in Securities                                      12

Item 3.           Defaults Upon Senior Securities                            12

Item 4.           Submission of Matters to a Vote of Security Holders        12

Item 5.           Other Information                                          12

Item 6(a).        Exhibits                                                   12

Item 6(b).        Reports of Form 8-K                                        12

                             CELTIC INVESTMENT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                     ASSETS

                                                                          September 30, 1996        June 30, 1996
Cash                                                                   $        509,652          $      450,864
Receivables                                                                   3,584,399               3,746,347
Furniture, fixtures and equipment, net of accumulated
   depreciation 9/30/96 $36,766; 6/30/96 $32,205                                 58,968                  61,803
Deferred Finance Fees, net of accumulated amortization
   9/30/96 $32,199; 6/30/96 $12,880                                             139,632                 158,951
Prepaid Expenses and Other Assets                                                17,809                   7,713
                                                                       _________________         ________________
         Total assets                                                  $      4,310,460          $    4,425,678
                                                                       =================         ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and Accrued Expenses                                           178,545                263,804
Due to factoring clients                                                      1,179,988              1,321,829
Note Payable - Line of Credit (Capital Factors)                                  69,936                      0
                                                                          _________________      ________________
         Total liabilities                                                    1,428,469              1,585,633

Commitments and contingencies

Stockholders' equity:
         Preferred stock - $.001 par value; 7,500,000 shares
            authorized, none issued and outstanding
         Common stock - $.001 par value; 25,000,000 shares
            authorized, 9/30/96 3,306,471; 6/30/96 3,306,471                     3,306                   3,306
         Additional paid-in capital                                          4,232,904               4,232,904
         Accumulated deficit                                                (1,282,357)             (1,324,889)
                                                                         _________________       ________________

                  Total stockholders' equity                                 2,953,853               2,911,321

Less notes receivable and interest receivable from
         stockholders                                                         (71,862)                 (71,276)
                                                                         _________________       ________________
                                                                             2,881,991               2,840,045
                                                                         _________________       ________________

         Total liability and stockholders' equity                        $   4,310,460           $   4,425,678
                                                                         ===============         =============

           See accompanying notes to consolidated financial statements

                             CELTIC INVESTMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended            Three Months Ended
                                                                       September 30, 1996            September 30, 1995
Fevenues:
Factoring income                                                       $      337,612              $    325,639
Interest                                                                        4,244                    12,961
Other                                                                          30,895                       179
                                                                       ________________             _____________
                      Total revenues                                          372,751                   338,779

         Interest expense                                                      24,156                         0
                                                                       ________________             _____________

         Income after interest expense                                        348,595                   338,779


Operating Expenses:
         Salaries and employee benefits                                       132,263                   132,378
         Occupancy                                                             25,724                    22,793
         Servicing Costs                                                       18,230                    50,580
         Professional fees                                                     64,535                   123,495
         Other                                                                 65,311                   110,993
                                                                       _______________            ______________
                      Total operating expenses                                306,063                   440,239


         Net Income (loss)                                             $       42,532              $   (101,460)
                                                                       ===============             ==============

Primary Earnings per Share                                             $        0.01               $      (0.04)
                                                                       ===============             ==============

Fully Diluted Earnings per Share                                       $        0.01                       N/A
                                                                       ===============             ==============

Weighted average shares                                                    3,439,356                  2,778,438
                                                                       ===============             ==============










           See accompanying notes to consolidated financial statements

                             CELTIC INVESTMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                       Three Months Ended            Three Months Ended
                                                                       September 30, 1996            September 30, 1995
Cash flows from operating activities
         Net income (loss)                                             $       42,532                $    (101,460)
         Adjustments to reconcile net income to net cash (used in)
             provided by operating activities:
                Allowance for losses
                Depreciation                                                    4,561                        4,417
                Amortization of deferred finance fees                          19,319
         Changes in operating assets and liabilities:
             (Increase) Decrease in factored invoices                         161,948                   (2,200,389)
             Increase in accounts payable and accrued liabilities             (85,259)                     (17,658)
             Increase (Decrease) in payables to factoring clients            (141,841)                   1,273,835
             (Increase) in other assets                                       (10,682)                     (77,854)

                  Net cash (used in)
                      operating activities                                     (9,422)                  (1,119,109)
                                                                         ______________               _____________
Cash flows from investing activities -
              Purchase of furniture, fixtures and equipment                    (1,726)                           0

                    Net cash (used in)/provided by investing activities        (1,726)                           0
                                                                          _____________               _____________
Cash flows from financing activities:

               Advances from Note Payable                                      69,936                            0
               Shares returned                                                      0                        4,051
                                                                          _____________               _____________
                     Net cash provided by (used in) financing
                          activities                                           69,936                       (4,051)
                                                                          _____________               _____________

Increase/(decrease) in cash during the period                                  58,788                   (1,123,160)
Cash at beginning of period                                                   450,864                    2,117,618
                                                                          _____________               _____________

Cash at end of period                                                     $   509,652                      994,458
                                                                          ============                ============

Amounts paid for interest                                                     $24,156                           $0
                                                                          ============                ============
Amounts paid for taxes                                                             $0                           $0

           See accompanying notes to consolidated financial statements

                             CELTIC INVESTMENT, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
For the year ended June 30, 1996 and for the three months ended September 30, 1996.


                                                                                    Note         Total
                                                      Additional                  Receivable     Stock-
                                    Common Stock        Paid-in     Retained        from         holders'
                                  Shares    Amount      Capital     Earnings      Stockholders   Equity
                                  ______    ______    __________    _________     ___________    _____________

Balance June 30, 1995           3,328,271   $ 3,328   $4,281,932    $1,154,887)       -          $  3,130,373

Common stock cancelled           (21,800)      (22)     (49,028)          -           -              (49,050)

Advances on note receivable
     to director-stockholder          -          -           -            -        (20,000)          (20,000)

Advances on notes receivable to
      officers-stockholders           -          -           -            -        (51,276)          (51,276)

Net (loss)                            -          -           -       (170,002)         -            (170,002)
                                _________    ________  __________    __________   _________       ____________

Balance June 30, 1996           3,306,471    $ 3,306   $4,232,904    $(1,324,889  $(71,276)      $  2,840,045
                                _________    ________  __________    ___________  _________      _____________

Advances on notes receivable to       -          -           -            -          (586)             (586)
      officers-stockholders

Net Income                            -          -           -         42,532          -              42,532
                                _________    _______   __________    ___________  _________        __________


Balance September 30, 1996      3,306,471    $ 3,306   $ 4,232,904   $(1,282,357) $ (71,862)     $ 2,881,991
                                =========    ========  ===========   ===========  ==========     ===========



























           See accompanying notes to consolidated financial statements

                             CELTIC INVESTMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            __________________________

1.       General

     In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the notes to the consolidated condensed financial statement) necessary to present fairly its financial position as of September 30, 1996 and the results of its operations for the three months ended September 30, 1996 and 1995 and cash flows for the three months ended September 30, 1996 and 1995. The statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and the footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.       Summary of Significant Accounting Policies

Factoring Income

     Income from factored invoices is recorded as earned, in accordance with the related agreements with clients.

Factored Invoices

     Factored invoices are carried at net realizable value. A provision for losses on factored invoices is charged to income in an amount sufficient to provide for anticipated losses on such invoices. The Company determines those invoices that are uncollectible based upon a detailed review. Any write-offs are charged to the allowance for losses on such invoices.

Due to Factoring Clients

     The Company pays a percentage of the invoice amounts at the time an invoice is purchased from a client. Upon collection of the purchased invoices, amounts collected in excess of factoring income net of the initial payment are remitted to clients. Such amounts may, in instances, be applied to offset uncollected factored invoices.

                             CELTIC INVESTMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           ___________________________

Income Taxes

     Deferred income taxes are provided based on estimated future tax effects of differences between financial statement carrying amounts and tax bases of existing assets and liabilities. A valuation allowance is provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will be realized.

     The Company's net operating loss carry forwards from prior years will be used to offset current years taxable income. No income tax expense was booked as of September 30, 1996.

Per Share Data

     Net Income or (Loss) per common share data is based on the weighted average number of common shares outstanding during each year after considering exercise of stock options. The 1996 Primary and Fully diluted net income per share has taken the exercise of stock options and warrants into consideration. In computing the 1995 Net Loss per share, stock options and warrants are not considered because they have an anti-dilutive effect.

Concentration of Credit Risk

     The Company maintains its cash in bank accounts with highly rated financial institutions, which may at times exceed federally-insured limits.

Reclassifications

     Certain amounts have been reclassified in the 1995 financial statements to conform to the 1996 presentation.

 3.      Commitments and Contingencies

     The Company has entered into employment agreements with USCF officers that expire in June 1998.Under the terms of the agreements, the Company has agreed to pay approximately $ 600,000 in compensation for the remainder of the agreement's terms. In addition, one Celtic officer has an employment agreement that expires in July 1998 in which the company has agreed to pay approximately $75,000 in compensation for the remainder of the agreements terms.

     The Company has entered into an operating lease agreement for office space beginning December 1, 1996 through November 30, 1999. The lease commitment is approximately $54,000 for Year 1, $55,000 for Year 2, and $56,000 for Year 3.


                                 PART 1 - ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

General

     The Company commenced operations in the business of purchasing accounts receivable in July 1994 when it acquired USCF. For accounting purposes, the acquisition of USCF was treated as a reverse merger, with USCF treated, for accounting purposes only, as the acquiring or surviving company. Prior to the acquisition transaction, the Company had conducted no business operations and its activities were limited to the sale of its securities to raise its initial capital. USCF was formed in April, 1994 but did not commence operations until July 1994. From July 1994 through September 30, 1994, the Company devoted most of its efforts to commencing active operations in the accounts receivable business.

     The Company organized USCF Illinois as a wholly owned subsidiary in March 1995. USCF Illinois was formed to conduct operations in the business of purchasing accounts receivables on a recourse basis. In August 1995 USCF Illinois acquired a portfolio of accounts receivable and rights to purchase additional accounts receivable of Enviropur West Corporation ("Enviropur") from Plymouth Capital Ltd. As of November 1, 1996 this portfolio had been substantially liquidated in the normal course of business and the balance is expected to be collected in full within the next 30 days.

     The Company (through USCF) typically purchases accounts receivable for between 70% and 80%of face amount depending upon the size, age, and type of accounts being purchased. The difference between the face amount of the receivable and the purchase price of the receivable known is the discount. The Company's discount typically ranges from 2.5% to 7.0%. The Company's revenues are derived primarily from discounts. The Company's revenues are, to a great extent dependent upon the amount of capital available for the purchase of accounts receivable.

Liquidity and Capital Resources

     The Company's capital requirements will increase as the volume of purchased receivables increase although faster turnover of receivables can mitigate some of those capital needs. Prior to May 1996 the Company relied exclusively on cash proceeds from the sale of common stock to fund its operations. Inasmuch as the Company's operations in the past were limited this equity capital was sufficient. However, in order to expand its ability to purchase receivables on a meaningful basis, it was necessary to obtain additional capital from debt financing. On April 30, 1996 the Company entered into a agreement with Capital Business Credit a division of Capital Factors Inc., of Los Angeles, California for a $6,000,000 line of credit. In July 1996, the Company began borrowing under this agreement. As of September 30, 1996, the Company had borrowed $69,936 under this line of credit.

     At September 30, 1996, the Company had total assets of $4,310,460 and total liabilities of $1,428,469. This compares to the total assets of $4,425,678 and total liabilities of $1,585,633 at June 30, 1996. The change in net assets is the result of a lower net position of Enviropur factored receivables and a lower cash balance. The Company made a decision to reduce its Enviropur position in early 1996. Cash at June 30, 1996, totaled $450,864 compared to $509,652 at September 30, 1996. The Company used this cash to fund additional receivable purchases and pay the related fee in obtaining the line of credit. The Company intends to continue to purchase receivables through existing cash and through the use of the line of credit.

     The Company anticipates that its monthly general and administrative costs, exclusive of depreciation and marketing expenses, commissions, and professional fees, will be approximately $65,000 for each of the next six months based upon current operations. However, if operations increase, the Company may be required to increase its staff which will increase its monthly general and administrative expenses. The Company anticipates that existing working capital and the line of credit will be adequate to fund its operations and projected factoring volume during the next twelve months.

     The Company anticipates that the costs related to relocating to new offices during November 1996 should not exceed $10,000.

     On October 18, 1996, the Company announced that it had entered into a non-binding Letter of Intent to acquire Salt Lake Mortgage Corp., a Salt Lake City based mortgage broker, and Advantage Realty, Inc., a Salt Lake City based real estate broker. These proposed acquisitions are are intended to diversify the Company's operations and are consistent with the Company's business plan to become a diversified financial services company. If these acquisitions are effected, of which there can be no assurance, the Company will attempt to raise additional capital, debt and/or equity, to provide additional capital to Salt Lake Mortgage so that it may expand its operations. There can be no assurance that the Company will be able to raise such additional capital.

Results of Operations

Revenues

     Total revenues increased 10% to $372,751 for the quarter ended September 30, 1996 compared to $338,779 for the three months ended September 30, 1995. This increase was primarily the result of increased yields of factored receivables that have replaced the Enviropur receivables.

The Company has expanded its base of clients and industries for purchased receivables. This has had a positive impact on yields.

     For the quarter ended September 30, 1995, the Company included as "Factoring Income" certain fees it receives in connection with its factoring operations. Subsequent to September 30, 1995, the Company revised its accounting for such fees and now allocates such fees to "Other Income". Therefore, Other Income for the three months ended September 30, 1996 was $30,895 compared to Other Income of $179 for the three months ended September 30, 1995 as a result of the Company's accounting change for such fees. The Company continues purchasing outright factor's client receivables and participating in other factoring companies' client receivables.

Interest Expenses

     For the three months ended September 30, 1995, the Company had no interest expense; compared to interest expense of $24,156 for the three months ended September, 1996. The interest expense was the result of payment of interest on the Line of Credit and the amortization of deferred financing costs relating to the Line of Credit. As a result of anticipated increased usage of the $6,000,000 line of credit, the Company anticipates that interest expense will increase during the second quarter of 1997.

Credit Losses

     The Company provided for no credit losses for the three months ended September 30, 1996 or September 30, 1995. Management will make provisions for credit losses based upon its continuing review of the Company's portfolio of invoices. The Company believes that the current allowance for credit losses is adequate. However, there can be no assurance that provisions for credit losses will be sufficient to cover any actual losses. Although the Company intends to minimize credit losses through adequate due diligence procedures, there is always the possibility that it will incur credit losses.

Operating Expenses

     The Company's operating expenses for the quarter ended September 30, 1996 decreased to $306,063 from $440,239 for the three months ended September 30, 1995. This is a reduction of approximately thirty percent (30%). There are four significant reasons for this decrease. First, legal expenses involving certain lawsuits and the preparation of a debt placement memorandum for the three months ending September 30, 1995 were approximately $50,000, there were no legal expenses for these specific matters for the three months ending September 30, 1996. Second, travel by management to Florida and the relocation of U.S.Commercial Funding Corporation to Lisle, Illinois for the three months ending September 30, 1995 approximated $40,000, and there were no such expenses for the three months ending September 30, 1996. Third, portfolio servicing expenses were approximately $20,000 less for the three months ending September 30, 1996 than the three months ending September 30, 1995. Lastly, marketing promotional expenses were approximately $19,000 less for the three months ending September 30,1996 than the three months ending September 30, 1995.


Net Income (Loss)

     As a result of increased revenues and decreased operating expenses the Company's net income for the quarter ended September 30, 1996 was $42,532 compared to a net loss of $101,460 for the quarter ended September 30, 1995. The Company reported operating profits in the third and fourth quarters of the year ending June 30, 1996 of $11,304 and $31,822 respectively. These profits were the first reported in the Company's history.

Inflation

     Business operations have not been materially affected by inflation during the past year and the current fiscal year.


                           PART II - OTHER INFORMATION


         Item 1.           Legal Proceeding. No additional disclosure required.

         Item 2.           Changes is Securities. None.

         Item 3.           Defaults Upon Senior Securities.  None.

         Item 4.           Submission of Matters to a Vote of Security Holders.
                           None.

         Item 5.           Other Information.  None.

         Item 6.(a)        Exhibits.  None.

         Item 6.(b)        Reports on Form 8-K.  None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                CELTIC INVESTMENT, INC.



Date: November 13, 1996         /s/ Douglas P. Morris
                                By: Douglas P. Morris
                                President and Principal Executive Officer

Date: November 13, 1996         /s/ Frank Lucchese
                                By: Frank Lucchese
                                Principal Financial Officer