Form 10QSB
period 1996-12-31
CELTIC INVESTMENT INC
filed 1997-02-14
CIK 869497

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended December 31, 1996

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 0-14189

                            CELTIC INVESTMENT, INC.
          (Name of Small Business Issuer as specified in its charter)

                              Delaware                           36-3729989
            (State or other jurisdiction of                 (I.R.S. employer
            incorporation or organization                   identification
                                                                        No.)
                         17W220 22nd Street, Suite 420
                         Oakbrook Terrace, Il  60181
                   (Address of principal executive offices)

       Issuer's telephone number, including area code:  (630) 993-9010

  Securities registered pursuant to Section 12(b) of the Exchange Act:  None

     Securities registered pursuant to Section 12(g) of the Exchange Act: $.001 Par Value Common Stock

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes x/ No
 .


Common Stock outstanding at February 13, 1997 - 3,306,471 shares of $.001 par value Common Stock.











                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                              FORM 10-QSB

                  FINANCIAL STATEMENTS AND SCHEDULES
                        CELTIC INVESTMENT, INC.


                  For the Quarter Ended December 31, 1996


The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                  Part I - Financial Information


Item 1.     Financial Statements:
             Condensed Consolidated Balance Sheet--December 31, 1996 and
              June 30, 1996                                                  3
             Condensed Consolidated Statements of Income--for the three months
              ended December 31, 1996 and 1995                               4
             Condensed Consolidated Statements of Income--for the six months
              ended December 31, 1996 and 1995                               5
             Condensed Consolidated Statements of Cash Flows--for the six
              months ended December 31, 1996 and 1995                        6
             Notes to Condensed Consolidated Financial Statements            7

Item 2.     Management's Discussion and Analysis of   Financial Condition
                  and Results of Operations                                  8



                  Part II - Other Information

Item 1.     Legal Proceedings                                               11

Item 2.     Changes in Securities                                           11

Item 3.     Defaults Upon Senior Securities                                 11

Item 4.     Submission of Matters to a Vote of   Security Holders           11

Item 5.     Other Information                                               11

Item 6(a).  Exhibits                                                        11

Item 6(b).  Reports of Form 8-K                                             11

                           CELTIC INVESTMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                    ASSETS

                                              December 31, 1996   June 30, 1996

Cash                                            $     640,853       $   450,864
Receivables                                         4,037,778         3,746,347
Furniture, fixtures and equipment, net of
     accumulated depreciation                          56,272            61,803
Deferred Finance Fees, net of accumulated             120,312           158,951
     amortization
Prepaid Expenses and Other Assets                      16,301             7,713

      Total assets                              $   4,871,516       $ 4,425,678
                                                ===============   ==============



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and Accrued Expenses                 147,757           263,804
Due to factoring clients                            1,316,585         1,321,829
Note Payable - Line of Credit (Capital Factors)       524,654                 -
                                                   ____________________________
      Total liabilities                             1,988,996         1,585,633

Commitments

Stockholders' equity:
      Preferred stock                                      -                  -
      Common stock                                      3,306             3,306
      Additional paid-in capital                    4,232,904         4,232,904
      Accumulated deficit                          (1,281,144)       (1,324,889)
                                                  _____________________________

            Total stockholders' equity              2,955,066         2,911,321

Less notes receivable and interest receivable from
      stockholders                                    (72,546)         (71,276)
                                                  _____________________________
                                                    2,882,520        2,840,045
                                                  _____________________________

      Total liability and stockholders'equity     $ 4,871,516    $   4,425,678
                                                  =============================


                  See accompanying notes to consolidated financial statements

                              CELTIC INVESTMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                        Three Months Ended   Three Months Ended
                                        December 31, 1996     December 31, 1995
Revenues:
Factoring income                        $     303,672         $     255,531
Interest                                        7,113                 2,542
Other                                          38,757                   882
                                        ________________       ______________
                   Total revenues             349,542               258,955

      Interest expense                         40,764                     -
                                        ________________       ______________

      Income after interest expense           308,778               258,955


Operating Expenses:
      Salaries and employee benefits          134,488               112,878
      Occupancy                                24,268                29,516
      Servicing Costs                          23,487                78,665
      Professional fees                        58,461               105,455
      Other                                    66,861                44,088
                                        ________________       ______________
            Total operating expenses          307,565               370,602


      Net Income (loss)                  $      1,213         $    (111,647)
                                        ================       =============

Primary Earnings (loss) per Share                0.00         $      (0.04)
                                        ================       =============

Fully Diluted Earnings per Share                 0.00                  N/A
                                        ================       =============

Weighted average shares outstanding         3,486,442            2,778,438
                                        =================      =============








            See accompanying notes to consolidated financial statements

                              CELTIC INVESTMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                       Six Months Ended      Six Months Ended
                                       December 31, 1996     December 31, 1995
Revenues:
  Factoring income                      $     634,320           $ 581,170
  Interest                                     11,356              15,503
  Other                                        76,617               1,058
                                       ________________         _____________
           Total revenues                     722,293             597,731

  Interest expense                             64,920                   -
                                       ________________         _____________

      Income after interest expense           657,373             597,731


Operating Expenses:
      Salaries and employee benefits          266,751             244,921
      Occupancy                                49,993              52,310
      Servicing Costs                          41,717             129,245
      Professional fees                       122,994             228,950
      Other                                   132,173             155,434
                                       ________________         _____________
           Total operating expenses           613,628             810,860


      Net Income (loss)                 $      43,745          $ (213,129)
                                       ================       ==============

Primary Earnings (loss) per Share                0.01          $    (0.08)
                                       ================       ==============

Fully Diluted Earnings per Share                 0.01                 N/A
                                       ================       ==============

Weighted average shares outstanding         3,486,442           2,778,438
                                       ================       ==============








            See accompanying notes to consolidated financial statements

                              CELTIC INVESTMENT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                                           Six Months Ended      Six Months Ended
                                                           December 31, 1996     December 31, 1995

Cash flows from operating activities
      Net income (loss)                                    $       43,745        $     (213,129)
      Adjustments to reconcile net income to net cash
          provided (used in) by operating activities:
             Depreciation                                           9,221                 8,848
             Amortization of deferred finance fees                 38,639                     -
      Changes in operating assets and liabilities:
          (Increase) Decrease in receivables                     (291,431)           (1,069,379)
          Increase in accounts payable and accru                 (116,047)              (47,842)
          Increase (Decrease) in payables to fac                   (5,244)              650,112
          (Increase) in prepaid expenses and other ass             (9,858)             (106,087)

            Net cash (used in)
                operating activities                             (330,975)             (777,477)
                                                               ______________        _____________
Cash flows from investing activities -
           Purchase of furniture, fixtures and equipment           (3,690)               (2,256)
           Sale of furniture, fixtures, and equipment                   -                  2,565

                     Net cash provided by (used in) by             (3,690)                   309
                     investing activities                      ______________        _____________

Cash flows from financing activities:

           Proceeds from offering of secured notes                      -                500,000
           Advances from Note Payable                             524,654                      -
           Repurchase and cancellation of common stock                  -                (49,049)
                                                               _____________         _____________
               Net cash provided by (used in) financing
                    activities                                    524,654                450,951
                                                               _____________         _____________

Increase/(decrease) in cash during the period                     189,989               (326,217)
Cash at beginning of period                                       450,864              2,117,621
                                                               _____________         _____________

Cash at end of period                                          $  640,853              1,791,404
                                                                ============         =============


            See accompanying notes to consolidated financial statements

                        CELTIC INVESTMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        ---------------------------


1.    General

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its financial position as of December 31, 1996 and the results of its operations for the six months ended December 31, 1996 and 1995 and cash flows for the six months ended December 31, 1996 and 1995. The statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and the footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. The results of operations for the six months ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.    Summary of Significant Accounting Policies

      Per Share Data

      Primary (Loss) per common share data is based on the weighted average number of common shares outstanding including common share equivalents, when diluted during each year. The 1996 fully diluted earnings per share also considers the exercise of warrants. In computing the 1995 primary earnings (Loss) per share, stock options are not considered because they have an anti-dilutive effect.

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

      The Company organized USCF Illinois as a wholly owned subsidiary in March 1995. USCF Illinois was formed to conduct operations in the business of purchasing accounts receivables on a recourse basis. The Company (through
      USCF) typically purchases accounts receivable for between 70% and 80% of face amount depending upon the size, age, and type of accounts being purchased. The difference between the face amount of the receivable and the purchase price of the receivable known is the discount. The Company's discount typically ranges from 2.5% to 7.0%. The Company's revenues are derived primarily from discounts. The Company's revenues are, to a great extent dependent upon the amount of capital available for the purchase of accounts receivable.

      USCF currently has two relationships with other factors that provides both factored accounts receivable volume and related factoring servicing of those accounts. The relationship with Capitol Resource Funding of Alexandria, Virginia started in March 1996 and a relationship with Berkshire Financial Group of Tampa, Florida began in December 1996. Both of these relationships have been positive in all financial aspects and are on-going.

      Liquidity and Capital Resources

      The Company's capital requirements will increase as the volume of purchased receivables increase although faster turnover of receivables can mitigate some of those capital needs. Prior to May 1996 the Company relied exclusively on cash proceeds from the sale of common stock to fund its operations. Inasmuch as the Companys operations in the past were limited this equity capital was sufficient. However, in order to expand its ability to purchase receivables on a meaningful basis, it was necessary to obtain additional capital from debt financing. On April 30, 1996 the Company entered intoagreement with Capital Business Credit a division of Capital Factors Inc., of Los Angeles, California for a $6,000,000 line of credit. In July 1996, the Company began borrowing under this agreement.

      At December 31, 1996, the Company had total assets of $4,871,516 and total liabilities of $1,988,996. This compares to the total assets of $4,425,678 and total liabilities of $1,585,633 at June 30, 1996. Cash at December 31, 1996, totaled $640,853 compared to $450,864 at June 30, 1996. The increase in the cash balance is that of a timing issue. The increase in total assets and total liabilities at December 31, 1996 is the direct result of increased factoring volume that were financed using the Line of Credit. The Company intends to continue to purchase receivables through existing cash and through the use of the line of credit.

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

      On January 17, 1997, the Company announced that it had executed a definitive Agreement and plan of merger with Salt Lake Mortgage Corp., a Salt Lake City based mortgage broker, and a real estate marketing company. This acquisition is intended to diversify the Company's operations and is consistent with the Company's business plan to become a diversified financial services company. The merger was structured as a stock for stock exchange transaction. The Company issued 1.1 million shares of its stock for the shares of Salt Lake Mortgage. The closing occurred on January 31, 1997.

      Results of Operations

      Revenues

      Total revenues increased 17% to $722,293 for the six months ended Decembcompared 96 to $597,731 for the six months ended December 31, 1995. Total revenues increased 35% to $349,542 for the quarter ended December 31, 1996 compared to $258,955 for the three months ended December 31, 1995. This year to year revenue increaseresult of a 52% increase in the volume of factored receivables. The Company has expanded its base of clients and industries for purchased receivables. The Company also continues to be successful in purchasing outright factor's client receivables and co-participating in purchasing other factoring companies' client receivables.

      Interest Expenses

      For the three months and six months ended December 31, 1995, the Company had no interest expense; compared to interest expense of $40,764 and $64,920 for the three and six months ended December, 1996. The interest expense was the result of payment of interest on the Line of Credit and the amortization of deferred financing costs relating to the Line of Credit. As a result of anticipated increased usage of the $6,000,000 line of credit, the Company anticipates that interest expense will continue to increase during the second quarter of 1997.

      Credit Losses

      The Company provided for no credit losses for the six months ended December 31, 1996 or December 31, 1995. The current allowance for credit losses of $74,000 appear to be adequate. Management will make provisions for credit losses based upon its continuing review of the Company's portfolio of invoices. The Company believes that the current allowance for credit losses is adequate.However, there can be no assurance that provisions for credit losses will be sufficient to cover any actual losses. Although the Company intends to minimize credit losses through adequate due diligence procedures, there is always the possibility that it will incur credit losses.

      Operating Expenses

      Total operating expense for the six month period ending December 31, 1996 decreased versus the six month period ending December 31, 1995. Operating expense were $197,232 or 24% lower for the six month period ending December 31, 1996. There were two significant reasons for this reduction. First, professional service fees decreased $105,956 in 1996 as the Company incurred no private debt placement expense and collection expenses have been reduced from the 1995 level. Second, outside servicing expense decreased $87,528 for the six months ending December 31, 1996. The reduction was the result of discontinuing an outside servicing contract with an outside service provider and lower servicing per unit prices with several outside portfolio servicing entities.

      The Company's total operating expenses for the three months ended December 31, 1996 decreased to $307,565 from $370,602 for the three months ended December 31, 1995. This is a reduction of approximately seventeen percent(17%). There were two significant reasons for this reduction. First, professional service fees decreased nearly $50,000 from the quarter ending December 31, 1995. The Company had participated in a debt private placement offering and was involved in the collection of various non-recourse receivables during 1995 all of which increased professional fees. Second, the Company reduced contractual portfolio servicing expenses in the quarter ending December 31, 1996 from 1995. The Company discontinued an outside servicing contract which resulted in an increase in internal servicing operations. In addition, the Company lowered servicing per unit prices with several other outside portfolio servicing entities. The result of these actions lowered overall expenses by approximately $33,000 for the quarter ending December 31, 1996.

      Net Income (Loss)

      As a result of increased revenues and decreased operating expenses the Company's net income for the quarter ended December 31, 1996 was $ 1,213 compared to a net loss of $111,647 for the quarter ended December 31, 1995. This is the fourth consecutive quarter of profitability for the Company. For the six months ending December 31, 1996, net income totaled $43,745 versus a net loss for the six months ended December 31, 1995 of $213,129.

      Inflation

      Business operations were not materially affected by inflation during the past and current fiscal year.

                              PART II - OTHER INFORMATION


      Item 1.           Legal Proceeding

                        The company is involved with two lawsuits as part of its normal business. The larger suit involves Computer Consultants of Georgia. An initial response is expected by February 20, 1997.

      Item 2.           Changes is Securities                           None.

      Item 3.           Defaults Upon Senior Securities                 None.

      Item 4.           Submission of Matters to a Vote of Security HoldNone.

      Item 5.           Other Information                               None.

      Item 6.(a)        Exhibits                                        None.

      Item 6.(b)        Reports on Form 8-K

                        On November 11, 1996, The Company resolved to extend various Warrants while allowing the Class B warrants to expire on December 31, 1996.

     The ACAP Inc. warrants were allowed to expire on October 21, 1996.

                                    SIGNATURES


In accordance with Section 13 or I 5(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    CELTIC INVESTMENT, INC.



Date: February 13, 1997             /s/ Douglas P. Morris
                                    By:  Douglas P. Morris
                                    President and Principal Executive Officer

Date: February 13, 1997             /s/ Frank Lucchese
                                    ------------------
                                    By: Frank Lucchese
                                    Principal Financial Officer