Form 10QSB
period 1997-03-31
CELTIC INVESTMENT INC
filed 1997-05-15
CIK 869497

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31,1997

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 0-14189

                            CELTIC INVESTMENT, INC.
          (Name of Small Business Issuer as specified in its charter)

                       Delaware                           36-3729989
             ___________________________               _______________
            (State or other jurisdiction of            (I.R.S. employer
            incorporation or organization)               identification
                                                              No.)

                          17W220 22nd St., Suite 420
                          Oakbrook Terrace, Il  60181
                   (Address of principal executive offices)

       Issuer's telephone number, including area code:  (630) 993-9010

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


Common Stock outstanding at May 13, 1997 - 4,406,471 shares of $.001 par value Common Stock.








                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           CELTIC INVESTMENT, INC.


                     For the Quarter Ended March 31, 1997

     The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                  Part I - Financial Information


Item 1. Financial Statements:
         Condensed Consolidated Balance Sheet--March 31, 1997 and
          June 30, 1996                                                 3
         Condensed Consolidated Statements of Operations--for the three months
          ended March 31, 1997 and 1996                                 4
         Condensed Consolidated Statements of Operations--for the nine
           months ended March 31, 1997 and 1996                         5
         Condensed Consolidated Statements of Cash Flows--for the nine
           Months ended March 31, 1997 and 1996                         6
                  Notes to Condensed Consolidated Financial Statements  7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations--General                           8
                 U.S. Commercial  Funding  Corporation                  9
                 Salt Lake Mortgage/Advantage  Realty                  11

                  Part II - Other Information

Item 1.     Legal Proceedings                                          13

Item 2.     Changes in Securities                                      13

Item 3.     Defaults Upon Senior Securities                            13

Item 4.     Submission of Matters to a Vote of Security Holders        13

Item 5.     Other Information                                          13

Item 6(a).  Exhibits                                                   13

Item 6(b).  Reports of Form 8-K                                        13

                           CELTIC INVESTMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                    ASSETS

                                                March 31, 1996    June 30, 1996
                                                --------------     ------------

Cash                                              $  313,445       $  450,864
Receivables                                        4,859,795        3,746,347
Furniture, fixtures and equipment, net of
     accumulated depreciation                        140,277           61,803
Goodwill                                           1,384,992                0
Deferred finance fees, net of accumulated
     amortization                                    100,993          158,951
Prepaid Expenses and other assets                    226,694            7,713
                                                --------------     ------------
      Total assets                              $  7,026,196      $ 4,425,678
                                                ===============   ==============



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses               277,000          263,804
Due to factoring clients                          1,197,398        1,321,829
Note Payable - line of credit (Capital Factors)   1,155,176                0
                                                ---------------   -------------
      Total liabilities                           2,629,574        1,585,633

Commitments and contingencies

Stockholders' equity:
      Preferred stock
      Common stock                                    4,406            3,306
      Additional paid-in capital                  5,778,679        4,232,904
      Accumulated deficit                        (1,323,248)      (1,324,889)
                                               ---------------    -------------

            Total stockholders' equity            4,396,622        2,911,321

Less notes receivable and interest receivable from
      stockholders                                  (63,215)         (71,276)
                                               ---------------    -------------
                                                  4,459,837         2,840,045
                                               ---------------    -------------

      Total liability and stockholders' equity  $ 7,026,196       $ 4,425,678
                                               ===============    =============

                  See accompanying notes to consolidated financial statements

                              CELTIC INVESTMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                       Three Months Ended    Three Months Ended
                                           March 31, 1997        March 31, 1996
                                         ----------------    ------------------
Revenues:
      Factoring income                    $     260,232         $ 307,001
      Mortgage Origination Income               169,682                 0
      Interest                                   51,892            16,268
      Other                                       8,885                 0
                                         ----------------     -------------
                   Total revenues               490,691           323,269

      Interest expense                           70,869            14,944
                                         ----------------     -------------

      Income after interest expense             419,822           308,325


Operating Expenses:
      Salaries and employee benefits            207,314            95,072
      Occupancy                                  47,164            27,604
      Servicing costs                            21,820            70,221
      Professional fees                          49,854            52,331
      Goodwill amortization                      15,562                 0
      Other                                     120,212            51,793
                                          ---------------    --------------
             Total operating expenses           461,926           297,021


      Net Income (loss)                       $ (42,104)        $  11,034
                                          ===============    ==============

Primary earnings per share                    $  ( 0.01)        $    0.00
                                          ===============    ==============

Fully diluted earnings per share              $  ( 0.01)        $    0.00
                                          ===============    ==============

Weighted average shares outstanding           4,183,731         3,306,471
                                          ===============    ==============







See accompanying notes to consolidated financial statements.

                              CELTIC INVESTMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                      Nine Months Ended       Nine Months Ended
                                      March 31, 1997             March 31, 1996
                                      -----------------       -----------------
Revenues:
      Factoring income                 $     894,552                $ 888,170
      Mortgage Origination Income            169,682                        0
      Interest                                63,248                   31,771
      Other                                   85,502                    1,058
                                      -----------------       -----------------
                   Total revenues          1,212,984                  920,999

      Interest expense                       135,789                   14,944
                                      -----------------       -----------------

      Income after interest expense        1,077,195                  906,055


Operating Expenses:
      Salaries and employee benefits         474,065                  339,993
      Occupancy                               97,157                   79,914
      Servicing costs                         63,537                  199,466
      Professional fees                      172,848                  281,281
      Goodwill amortization                   15,562                        0
      Other                                  252,385                  207,227
                                      -----------------       -----------------
      Total operating expenses               461,926                1,107,881


      Net Income (loss)                   $    1,641                (201,826)
                                      =================       =================

Primary earnings per share                      0.00             $     (0.07)
                                      =================       =================

Fully diluted earnings per share                0.00             $     (0.07)
                                      =================       =================

Weighted average shares outstanding        3,703,193               2,778,438
                                      =================       =================








See accompanying notes to consolidated financial statememnts

                              CELTIC INVESTMENT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                                          Nine Months Ended     Nine Months Ended
                                                            March 31, 1997        March 31, 1996
                                                          ----------------       ---------------

Cash flows from operating activities
      Net income (loss)                                    $    1,641             $  (201,825)
      Adjustments to reconcile net income loss
          to net cash (used in)
          operating activities:
                     Allowance for losses
             Depreciation                                      18,907                 13,388
             Amortization of Goodwill                         161,883
             Amortization of deferred finance fees             57,958
      Changes in operating assets and liabilities:
          (Increase) decrease in account payables          (1,113,448)            (1,723,330)
          Increase in accounts payable & accrued liabilities   13,196               (103,470)
          Increase (decrease) in payables due to
              factoring clients                              (124,431)               945,041
          (Increase) in other assets                         (210,920)              (201,454)
                                                           ---------------       ---------------

            Net cash (used in)
                operating activities                       (1,195,214)            (1,271,650)
                                                           ---------------       ---------------
Cash flows from investing activities -
           Purchase of furniture, fixtures and equipment      (97,381)                (3,421)
                    Sale of furniture, fixtures, and
                    equipment                                       0                  2,565
                                                           ---------------       -------------
              Net cash (used in)/ investing activities        (97,381)                  (856)
                                                           ---------------       -------------
Cash flows from financing activities:
            Proceeds from offering of secured notes
            Advances from note payable                      1,155,176                     0
            Repurchase and cancellation of shares                  0                (49,049)
                                                           ---------------       -------------
               Net cash provided by financing
                    activities                              1,155,176               450,951
                                                           ---------------       -------------

Decrease in cash during the period                           (137,419)             (821,555)
Cash at beginning of period                                   450,864             2,117,618
                                                           ---------------       -------------

Cash at end of period                                      $  313,442            $  994,458
                                                           ===============       =============


            See accompanying notes to consolidated financial statements

                            CELTIC INVESTMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          --------------------------
      1.    General

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments consisting of only normal recurring adjustments necessary to present fairly its financial position as of March 31, 1997 and the results of its operations for the nine months ended March 31, 1997 and 1996 and cash flows for the nine months ended March 31, 1997 and 1996. The statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and the footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996. The results of operations for the nine months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.    Summary of Significant Accounting Policies

Per Share Data

      Net Income or (Loss) per common share data is based on the weighted average number of common shares outstanding during each year after considering exercise of stock options. The 1997 Primary and Fully diluted net income per share has taken the exercise of stock options and warrants into consideration. In computing the 1996 Net (Loss) per share, stock options and warrants are not considered because they have an anti-dilutive effect.

Reclassifications

      Certain amounts have been reclassified in the 1996 financial statements to conform to the 1997 presentation.

 3.   Commitments and Contingencies

      The Company has entered into employment agreements with Salt Lake Mortgage officers that expire in January 2002. Under the terms of the agreements, the Company has agreed to pay approximately $ 875,000 in compensation for the remainder of the agreement's terms.

      The Company has entered into an operating lease agreement for office space beginning December 1, 1996 through November 30, 1999. The lease commitment is approximately $40,000 for Year 1, $55,000 for Year 2, and $56,000 for Year 3. The Company's Salt Lake Mortgage subsidiary has entered into an operating lease for office space through April 30, 2001. The lease commitment is approximately $22,974 for Year 1, $69,456 for Year 2, $72,139 for Year 3, $73,446 for Year 4,
and $74,802 for Year 5.

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

      On January 31, 1997 the Company finalized a merger with Salt Lake Mortgage, a Salt Lake City based mortgage broker, and a real estate marketing company, Advantage Realty. The merger was a stock for stock exchange transaction. The Company issued 1,100,000 million shares of its stock for the shares of Salt Lake Mortgage. Five Hundred Thousand of such shares are held in escrow. The release of such shares is based on a formula consisting of a required capital infusion and certain future pre-tax earnings.

      Salt Lake Mortgage Corp was founded in 1993. Salt Lake Mortgage Corp specializes primarily in conforming agency and government loan products, such as FHA/VA loans. The company has changed its strategy shifting the majority of its originations from refinance to purchase loans. In addition, the company is beginning to originate more non-conforming loans including A- and D credit mortgages.

Liquidity and Capital Resources

      The Company's USCF subsidiary capital requirements will increase as the volume of purchased receivables increase although faster turnover of receivables can mitigate some of those capital needs. Prior to May 1996 the Company relied exclusively on cash proceeds from the sale of common stock to fund its operations. On April 30, 1996 the Company entered into a agreement with Capital Business Credit a division of Capital Factors Inc., of Los Angeles, California for a $6,000,000 line of credit. In July 1996, the Company began borrowing under this agreement. As of March 31, 1997, the Company had borrowed $1,155,176 under this line of credit. The Company's Salt Lake Mortgage subsidiary will require additional capital resources as it expands its operations. The company has begun the efforts to procure additional equity and/or debt for Salt Lake Mortgage.

      At March 31, 1997, the Company had total assets of $7,026,196 and total liabilities of $2,629,574. This compares to the total assets of $4,425,678 and total liabilities of $1,585,633 at June 30, 1996. The increase in total assets and total liabilities is the direct result of increased factoring volume that was financed utilizing the existing line of credit and the acquisition of Salt Lake Mortgage/Advantage Realty. USCF added $1,113,448 in factored receivables in this period. As of March 31, 1997 Salt Lake Mortgage had total assets of $1,815,424 of which $1,384,992 related to Goodwill. The Company's USCF subsidiary intends to continue to purchase receivables through existing cash and through the use of the line of credit.

      The Company anticipates that its monthly general and administrative costs, exclusive of depreciation and marketing expenses, commissions, and professional fees, will be approximately $130,000 for each of the next six months based upon current operations. However, if operations increase, the Company may be required to increase its staff which will increase its monthly general and administrative expenses. The Company anticipates that existing working capital and the line of credit will be adequate to fund its USCF operations and projected factoring volume during the next twelve months. Salt Lake Mortgage expansion is dependent on obtaining additional financing.


Results of Operations - U.S. Commercial Funding

Revenues

     Total revenues increased 10% to $983,277 for the nine months ended March 31, 1997 compared to $893,742 for the nine months ended March 31, 1996. Total revenue increased 4% to $320,459 for the quarter ending March 31, 1997 compared to $308,773 for the quarter ending March 31,1996. The year to year nine month gain is the result of higher factored receivable volume. For the quarter ending March 31, 1997 January and February factored receivable volume was less that expected as USCF customer's experienced slower business activity. January and February revenue were lower than factored revenues of the prior year. However, March volume increased to 21%, more in line with the fiscal year to date increase. USCF also continues to be successful in purchasing outright factor's client receivables and co-participating in purchasing other factors companies' clients receivables.

Interest Expenses

      For the nine months ended March 31, 1996, the USCF had interest expense of $14,944 compared to interest expense of $135,247 for the nine months ended March 31, 1997. For the three months ending March 31, 1996 interest expense totaled $14,944 compared to the three months ended March 31, 1997 interest expense of $70,236. The increase in interest expense was the result of interest for usage of the Line of Credit and the amortization of deferred financing costs relating to the Line of Credit. As a result of anticipated increased usage of the $6,000,000 line of credit, the Company anticipates that interest expense will continue to increase during the fourth quarter of 1997.

Credit Losses

      The USCF provided for no credit losses for the nine months ended March 31, 1996. USCF provided for $3650 in credit loss for the quarter ending March 31, 1997, the first credit loss in the last seven quarters. Management will make provisions for credit losses based upon its continuing review of the USCF's portfolio of invoices. Current allowance for credit losses is believed to be adequate, however, there can be no assurance that provisions for credit losses will be sufficient to cover any actual losses. Although the USCF intends to minimize credit losses through adequate due diligence procedures, there is always the possibility that it will incur credit losses.

Operating Expenses

      USCF's operating expenses for the nine months ended March 31, 1997 decreased versus the nine months period ended March 31, 1996. Operating expenses of $253,790 was 25% lower for the nine months period ended March 31, 1997. There are three significant reasons for this reduction. First, legal expenses involving certain lawsuits and the preparation of a debt placement memorandum that occurred in the nine months ending March 31, 1996 were no longer required resulting in approximately $132,000 lower legal expenses for the nine months ending March 31, 1997. Second, lower travel and related expenses for the nine months ended March 31, 1997 resulted in a decrease of $35,000 in travel expense. The relocation of U.S.Commercial Funding Corporation to Illinois has resulted in a reduction of travel expense. Third, outside portfolio servicing expenses were approximately $136,000 less for the nine months ending March 31, 1997 than the nine months ending March 31, 1996. The offset of the $55,000 lower servicing expense is an increase in Salaries and related. This increase is the result of the increase in factoring volume and replacing the outside servicing expense with in house operations..

      USCF total operating expenses for the three months ended March 31, 1997 decreased slightly to $256,906 from $261,111 for the three months ended March 31, 1996 or a reduction of 2% in operating expense. Offsetting the decreasing in outside portfolio servicing expense of $48,000 was higher Personnel and related expenses of approximately $40,000 for the quarter ending March 31, 1997.

Net Income (Loss)

      Lower than expected January and February factor volume could not be offset with on going reductions in USCF expenses and as a result a net operating loss of $10,424 was incurred for the three months ending March 31, 1997 compared to a operating profit $47,663 for the three months ending March 31, 1996. For the nine months ending March 31, 1997 USCF reported operating profits $114,252 which compares favorably to the operating loss of $90,176 for the nine month period ending March 31, 1997.

Results of Operations - Salt Lake Mortgage/Advantage Realty

 Revenue

      Salt Lake Mortgage /Advantage Realty had total revenue of $170,232 for the two month period ending March 31, 1997. The higher interest rate environment slowed Salt Lake Mortgage's's loan origination volume. In addition to an increasing interest rate environment, the greater Salt Lake City area has experienced a slowdown in real estate sales, thereby decreasing the demand for purchase money mortgages particularly in the seasonal months of January through March.

      Advantage Realty while continuing to expand its real estate listing portfolio, realized less than expected real estate commission income due to a slowing real estate market in the greater Salt Lake City area. While the real estate market in the greater Salt Lake City area is still robust by national standards a slowdown in appreciation compared to prior years has occurred which has tended to increase the number of days average homes are on the market from approximately 30 days to approximately 75 days.

Operating Expense

      Total  operating  expenses  of $ 205,474 for the two month  period  ending
March 31, 1997 were in line with management expectations. Salaries and administrative expenses total $ 71,348, while expenses related to facilities totaled $ 22,708, and Goodwill Amortization expense total $15,562. These expenses are primarily fixed in nature, and are not expected to change dramatically. In contrast commission expenses which total $59,247 and advertising expenses which totaled $20,833 vary depending on the volume of mortgage loan origination, and real estate sales income generated.

Net Income (Loss)

      Salt Lake Mortgage/ Advantage Realty experienced a combined loss of $35,242 during the two month period ending March 31,1997. As mentioned above this loss was due to the cyclical nature of interest rates and homes sales which had a negative effect on gross revenue.

  Inflation

      Business operations have not been materially affected by inflation during the past year and the current fiscal year.


                          PART II - OTHER INFORMATION


      Item 1.     Legal Proceeding.

     USCF obtained a default judgment on April 3, 1997 against Elaine Stubbs d/b/a Computer Unlimited of Georgia and Continental Financial Group in the amount of $133,169.

      Item 2.     Changes is Securities. None.

      Item 3.     Defaults Upon Senior Securities.  None.

      Item 4.     Submission of Matters to a Vote of Security Holders .  None.

      Item 5.     Other Information.  None.

      Item 6.(a)  Exhibits.  None.

      Item 6.(b)  Reports on Form 8-K.  .

                  On January 31, 1997 the Company purchased Salt Lake Mortgage
                  and Advantage   Realty  in  a  stock  for  stock transaction.
                  This was reported on in an 8-K filed February 15, 1997.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    CELTIC INVESTMENT, INC.



Date: May 13, 1997                  /s/ Douglas P. Morris
                                    ---------------------
                                    By: Douglas P. Morris
                                    President and Principal Executive Officer

Date: May 13, 1997                  /s/ Frank Lucchese
                                    ------------------
                                    By: Frank Lucchese
                                    Principal Financial Officer