Form 10KSB
period 1997-06-30
CELTIC INVESTMENT INC
filed 1997-09-30
CIK 869497

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1997

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
          (State or other jurisdiction of            (I.R.S. employer
           incorporation or organization              identification
                                                           No.)
                          17W220 22 nd St., Suite 420
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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. x/

     The  Issuer's  revenues  for the  fiscal  year  ended  June 30,  1997  were
$2,023,929

      As of September 10, 1997, 3,906,471 shares of the Issuer's common stock were issued and outstanding of which 2,293,587 were held by non-affiliates. As of September 10, 1996, the aggregate market value shares held by non-affiliates (based upon the closing price reported by the NASDAQ Small Cap Market of $1.375) was approximately $5,371,397.

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Celtic Investment, Inc. ("the Company") is a diversified financial services holding company. The Company has three wholly-owned subsidiary operating companies. The three companies are U.S. Commercial Funding Corp (USCF), Salt Lake Mortgage Corporation (SLM), and Advantage Realty, Inc. (ADR). USCF is in the business of purchasing accounts receivable from small to medium sized businesses. The purchase of accounts receivable is commonly referred to as "factoring". USCF purchase of accounts receivable have historically been true purchases of assets and not loan transactions. SLM is a mortgage broker with operations in Utah and Nevada. SLM originates residential mortgage loans for clients seeking home ownership, "rate-terms" refinances, cash-out refinancing, and second mortgages. ADR is a real estate brokerage firm licensed in the State of Utah and utilizes independent sales persons to list and sell residential and commercial real estate. These three subsidiaries have their own respective Board of Directors and management teams. Although the subsidiaries operate independently from one another, the Company requires that each subsidiary adopt a month by month operating plan for each fiscal year. The Company oversees each operation and monitors the respective monthly results. Any major cost or changes in business direction of the subsidiaries operation is approved in advance by the Company's Board of Directors.

      The Company's mission statement is two fold. First, to improve and expand the existing three business subsidiaries' operations. Second, attempt to expand the Company through merger and/or acquisitions that meet the Company's criteria. There can be no assurance that the company will be successful in acquiring any future businesses.


History of the Company

      The Company, was formed under the laws of the State of Delaware on March 22, 1989, for the purpose of investing in any and all types of assets, properties, and businesses. In June 1992, the Company completed an initial public offering of shares and warrants. From June 1992 to June 1994, the Company's activities were limited to searching for suitable acquisitions and investments.

      In July 1994, the Company acquired US Commercial Funding corporation, a Florida corporation (USCF - Florida) which had been formed in April 1994 to engage in the factoring business. In connection with the acquisition of USCF, the Company effected a 1-for 20 reverse stock split reducing the number of shares issued and outstanding from 9,000,000 to 450,000 and reducing the number of outstanding warrants and increasing the warrant exercise price respectively. In connection with the acquisition of USCF-Florida, the Company issued 1,550,775 post split shares to the USCF-Florida shareholders in exchange for their shares of USCF-Florida and converted options to purchase shares of USCF-Florida into options to purchase 2,516,668 shares of the Company's common stock.

     The Company commenced operations in the factoring business in July 1994 when it acquired USCF-Florida. Prior to the time USCF-Florida was acquired by the Company, its activities were limited to developing a business plan and raising $1,000,000 from the sale of securities. USCF- Florida's first full quarter of operation as a factoring company was the quarter ending December 31, 1994. In February 1995, the Company raised an additional $3,000,000 in gross proceeds from the sale of securities. In March 1995, the Company formed another subsidiary corporation under the laws of the State of Illinois under the name U.S. Commercial Funding Corporation ("USCF"), in anticipation of its plan to purchase receivables on a recourse basis as opposed to the nonrecourse purchases made by USCF- Florida, and in anticipation of the relocation of the company operations to Illinois.

      On January 31, 1997 the Company finalized a merger with Salt Lake Mortgage Corporation (SLM), a Salt Lake city based mortgage broker, and a real estate marketing company, Advantage Realty, Inc. (ADR). The merger was a stock for stock transaction. The Company issued 1,100,000 shares of its stock for the shares of SLM. Five Hundred Thousand of such shares are held in escrow. The release of such shares is based a Celtic equity or debt contribution and a formula of future pre-tax earnings.

      SLM was founded in 1993. SLM specializes primarily in conforming agency and government loan products, such as FHA/VA. SLM has changed its strategy shifting the majority of its originations from refinance to purchase loans. In addition, the company is beginning to originate more non -conforming loans including B and C credit mortgages.

      ADR was founded in 1993. ADR is a real estate brokerage operation which lists real estate properties for sale. ADR has independent contractors that perform this listing service as well as represent buyers of properties under a broker/agent relationship.

USCF

General


      USCF provides working capital financing for its clients by purchasing their accounts receivables (sometimes hereafter referred to as "invoices") generally at face value less a factors fee. USCF provides financing to its clients based principally on the financial condition of the client's account debtors (which may be better than that of the client), rather than the financial condition of the client itself. This allows USCF's clients to maintain regular and predictable cash flow from receivables without (or as a supplement to) conventional borrowing. The sale by the client of its accounts receivables to USCF may be accounted for by the client as a true sale (as opposed to a financing), so that the client's balance sheet reflects less leverage than it would if the client financed its receivables with a traditional secured loan.

      A client's receivables typically permit assignment to the USCF without notice to or the consent of the account debtors. In addition, in most instances, USCF and its client notify the account debtor that the invoice has been assigned to USCF and instructs the account debtor to make all payments on the invoice to the USCF's Bank lockbox. The Company perfects its ownership in the accounts receivable by making the appropriate filing under the applicable state Uniform Commercial Codes.

      Most of the accounts receivables purchased by USCF are short term invoices that have payment terms within thirty days or less from the invoice date. USCF typically purchases accounts receivables from its clients at face value less a factors fee. USCF will typically advance 60% to 80% of the face value of the account receivables to its customer depending upon the size, age, type of accounts being purchased, the quality of client documentation, USCF's judgment as to the payment history, and the credit worthiness of the account debtors. In a continuing relationship with its client USCF will generally maintain a portion of the payment in a reserve account which may be used to fund a credit reserve to offset defaults of other invoices sold by the client to USCF. The factors fee varies but are generally negotiated on a individual client basis on the face value of the receivables. USCF supplies a client with information as to the credit worthiness of and potential payment problems with its account debtors. USCF also provides the client with a monthly portfolio analysis which includes an aging schedule of all open receivables, by account debtor.

Business to Date

      The Company acquired USCF- Florida on July 22,1994. As of June 30, 1995, USCF- Florida had been in business for less than one year. During this period, USCF hired a staff, opened an office, developed marketing plans, developed account receivable analysis and servicing procedures, raised capital, and commenced marketing. From July 22, 1994 to June 30, 1995, the Company had factored $5,244,019 in invoices purchased. Most of the invoices purchased were payable by the debtor within 30 days of receipt by the debtor of the invoice. The Company's total revenues from factoring invoices from July 1, 1994 to June 30, 1995 was $418,270. Most of these revenues were earned after December 31, 1995. The Company's loss during the fiscal year ending June 30, 1995 totaled $1,135,827 which is directly attributed to the startup expenses of operation and lack of initial factoring volume.

      In the fiscal year ending June 30, 1996, USCF relocated the company, liquidated the Florida portfolio of non-recourse factored invoices, obtained a bank line of credit, and improved profitability by both increasing the volume of factored invoices and reducing costs. USCF successfully achieved all of these objectives as factored invoice volume increased sharply to $22,261,965, which generated factored revenue of $1,141,802 and reduced the net loss to $170,002.

      USCF purchases invoices from clients involved in various industries. For the year ending June 30, 1997, USCF purchased invoices totaling $38,375,760 a 72% increase over the year ending June 30, 1996. In addition, USCF diversified the overall mixture of the receivable portfolio which improved client concentration issues. The following table indicates the amount of invoices purchased by USCF for the year ended June 30, 1996 as compared to the year ended June 30, 1997 on a industry basis:

                                                  Factored
                                             Invoices Purchased

                                            For the year ended June
Business of Client                            1997        1996
------------------                            ----        ----

Audio Text                             $     902,286    $  2,104,775
Professional Services                      4,358,272       2,315,254
Service Related                            4,058,059         924,885
Custom Manufacturing                      16,565,620       5,398,254
Temporary Help                             4,753,416       1,872,973
Distribution/Trucking                      6,799,010       1,597,553
Waste Disposal                               939,097       8,047,931
                                        ------------     -----------

TOTAL                                  $  38,375,760    $ 22,261,965
                                       =============    ============

      For the year ended June 30, 1997 the Company had purchased invoices from approximately 56 different clients. During this period 8% of all of the face value of invoices purchased were from a single client, Blue Star Foods, and 26% were from the Company's largest five clients. No other client totaled more than 8% of the purchased receivables during the year. The Company's clients are located in various states including California, Michigan, Florida, Illinois, and New York.

Competition

      USCF encounters significant competition in purchasing accounts receivables, both from factoring companies, commercial banks, and other financial institutions engaged in secured lending. Additionally, the Company's client's will likely seek alternate sources of financing from many different sources, including finance companies, investment partnerships and entities, small business investment companies, suppliers and individuals. As a result, USCF competes with a large number of local and regional sources of financing, and a smaller number of large national competitors. Many of USCF's competitors have significantly greater financial and other resources than the Company and access to capital markets at a lower cost than the Company. The Company believes that the principal competitive factors in its business are price, flexibility and service. There can be no assurance that the Company will be able to effectively compete in the market place.

Governmental Regulation

      Usury laws generally limit the amount of interest that a creditor may contract for, charge or receive in connection with a loan of money. The Company believes that its purchases of accounts receivables should not be subject to the usury laws because the purchases do not constitute loans of money. The Company's position is based upon the following: (I) the modified recourse nature of the purchases of accounts receivable; (ii) the intention of the parties as expressed in the documents evidencing the purchases; (iii) the absence of a clients right to repurchase or redeem the purchased accounts receivable at face value; (iv) the arms-length nature of the purchases and of the negotiations resulting in a purchase price; (v) the control that the Company has over the collection and administration of the purchased accounts receivable; and (vi) the accounting treatment of the transactions as purchases. If, despite these facts, a court or jury were to conclude that the Company's purchases of accounts receivable should be re-characterized as loans of money, the fees contracted for, charged and received by the Company in connection with the purchases could be viewed as interest. To the extent that the rate of interest contracted for, charged or received by the Company exceeds the usury ceiling, the Company could be subject to usury penalties under applicable law.


SLM and ADR

General

     On January 31, 1997, the Company acquired SLM and ADR in a merger transaction. (See "Certain Relationship and Related Party Transactions."

      SLM is a mortgage broker operating in Utah and Nevada. SLM originates residential mortgage loans for clients seeking home ownership, "rate-term" refinances, "cash-out" refinances, and second mortgages. SLM originates these mortgages through real estate industry referrals, relationships with builders, and direct customer solicitations. SLM uses a sales force comprised of loan officers. The loan officers develop sales leads by implementing various advertising/marketing campaigns. These campaigns utilize radio, direct mail, and telemarketing in an attempt to initiate contact with potential customers in need of residential mortgage loan products.

      Although SLM has historically focused on the "Prime" mortgage market which is dominated by Fannie Mae, Freddie Mac, and Government loans including traditional VA and FHA, an increase in the demand for "Sub-Prime" mortgage products has created a need for SLM to increase the number and type of products offered. To increase SLM proficiency in these types of products, several employees of Red Rock Financial (RRF), a Sub-Prime mortgage broker, joined SLM on May 15, 1997.

      Once a mortgage application is originated, SLM processes the application in accordance with the guidelines which have been established for the different types of loan products it offers. The majority of SLM loan products are currently conventional, or government loans and are therefore, processed in accordance with Fannie Mae, Freddie Mac, VA, or FHA guidelines. The underwritten application is submitted to the wholesale mortgage lender which SLM has been awarded delegated underwriting authority. "Non-conforming" or "Sub-Prime" products are forwarded to the respective lenders who will make the underwriting decision. An approved loan is generally closed at a Title Company. A majority of SLM loans are funded using "Table Funding" where the lender funds directly to the Title Company who then make the required disbursements. In the event SLM does fund directly, its is reimbursed within several days by the final investor after review of the closing documents.

      ADR is a real estate brokerage firm licensed in the State of Utah and is a wholly owned subsidiary of SLM. ADR utilizes a sales force of independent contractors who primarily list and sell residential real estate in the Salt Lake area and are compensated on varying commission splits. In addition the company is a listing broker on several large tracts of vacant land.

Competition

      SLM's competition in the mortgage industry is significant. There are many mortgage brokers who have created a competitive environment. Other financial institutions also compete on several levels of residential lending as well. Pricing is a key issue for the consumer as well as the mortgage brokers. While mortgage loans are themselves a commodity, the personalized service provided by the mortgage broker creates a value added feature that differentiates mortgage companies. SLM believe's it offers clients more personalized services that , in fact, set them apart from the competition.

      ADR also faces a competitive real estate brokerage environment. Competition is two fold. First, the real estate brokers compete between each other for top producing agents. Since a very small percentage of the agents produce a majority of the transactions, competition for these agents is fierce. Second, competition for real estate buy and sell transactions between brokers and agents is competitive which ultimately effects the amount of gross revenue the real estate broker will earn.

Government Regulation

      Although SLM is not directly supervised by any specific local, state , or federal government agency it must adhere to certain laws, and regulations pertaining to the mortgage industry. The Real Estate Settlement and Procedures Act (RESPA) has been established to guarantee borrowers receive adequate disclosure upon initial loan application, and dictates certain procedures which must be followed at closing, specifically the disclosure of all fees charged in conjunction with the loan. In addition SLM must comply with the guidelines established by the Department of Housing and Urban Development (HUD) pertaining to a Non-supervised lender.

      ADR must adhere to the laws and regulations of the Real Estate Division of the Department of Commerce of the State of Utah. There is annual reporting documents which must be filed with the Real Estate Division to ensure compliance with Utah law. ADR believes it is currently in compliance with all Utah regulations.

Other Business Operations

      The Company, USCF, and SLM and ADR have made several attempts to expand in the financial services industry through the acquisition of other operating companies or through starting operations internally. The Company is evaluating several potential acquisitions, including several non financial services industries; however; there can be no assurance that the Company will able to acquire these or any other opportunities.

Employees

     The Company and its subsidiaries currently have 17 full time employees. As the Company's business grows, it will hire such additional employees as may be reasonably necessary to conduct its business.

ITEM 2.   PROPERTIES

      The Company leases 500 square feet of space at 330 E. Main St., Barrington, Illinois 60010. The lease is $250 per month, and expires in December 1997.

      USCF currently leases office facilities at 17W220 22nd St., Suite 420, Oakbrook Terrace, Illinois 60181. The lease expires in November 1999. These facilities currently consists of 2,500 square feet and requires a monthly rent of approximately $4,600.

      SLM currently leases office facilities at 102 West 500 South, Suite 300, Salt Lake City, Utah 84101. These facilities consists of 5400 square feet and requires a monthly rent of approximately $5,800. This lease expires in April 2001. SLM also leases a office at 2889 East 3300 South; Salt

Lake City, Utah 84109. These facilities consists of 1200 square feet and requires a monthly rent of $1,000. This lease expires April 2000. SLM also leases office facilities at 340 Main Street, Suite 202, Park City, Utah 84060. These facilities consists of 1000 square feet, and a monthly rent of $ 1,148 that expires in December 1999.

      In August 1997, ADR leased offices facilities in Salt Lake City, Utah. This facilities consists of 2300 square feet and requires a monthly rent of $2,425. This lease expires in August 2000.


ITEM 3.   LEGAL PROCEEDINGS

      USCF is involved in various legal proceedings arising out of the normal course of business which they are the plaintiff. None of the legal proceedings which USCF is currently involved with is expected to have a adverse material effect on USCF business or its financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the Company's shareholders for a vote during the year ended June 30, 1997.

ITEM 5. MARKET FOR THE REGISTRANTS COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      Since May 20, 1996 the Company's common stock has traded on the NASDAQ Small Cap market listing under the "CELT" symbol. The information with regard to NASDAQ Small Cap quotes contained in the following table was obtained from the NASDAQ and shows the range of representative bid prices for the Company's common stock for the periods indicated. The prices represent quotations between dealers and do not include retail mark ups and mark-downs or broker commissions and do not necessarily represent actual transactions:

Bid Price                                 1996                  1997
                                      High     Low         High      Low

First Quarter                         $3.00   $3.00       $1.906    $1.875
Second Quarter                        $3.50   $3.00       $1.875    $1.00
Third Quarter                         $3.50   $2.25       $1.375    $1.00*
Fourth Quarter                        $2.50  $1.875

      * Through September 20, 1997

     Holders The number of record holders of the Company's common stock as of September 1, 1997 was 156. The Company anticipates that the number of beneficial owners of its common stock is more than 450.

Dividends

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company is a diversified financial services company engaged in the business of the purchase of accounts receivables, residential mortgage origination, and residential real estate sales. USCF, the factoring entity, commenced operations in July, 1994. SLM, the residential mortgage loan originator, and ADR, the real estate brokerage operation were acquired by the Company in January 1997 in a merger transaction.


Results of Operations

      The following discussion and analysis in the table below presents the significant changes in financial conditions and results of continuing operations of the Company and is catagorize by the Company's subsidiaries for the years ended June 30, 1997 and 1996. The results of operations of SLM and ADR are included in the consolidated financial statement from the date of acquisition only. The discussion below of SLM and ADR results of operations do not make a comparison to the same period for the year ending June 30, 1996. First, SLM and ADR were accounted for as one business entity for the year ending June 30, 1996. Second, expense were handled on more of a monthly cash basis rather than the current accrual method. Both of these reasons tend to distort the analysis of a comparative five month period. This discussion should be read in conjunction with the consolidated financial statement and notes thereto (in thousand).

Revenues                                              1997            1996
                                                     -------      ----------
      USCF                                            1,551           1,163
      SLM                                               204               0
      ADR                                               269               0
      Interest                                            0              83
                                                     -------      ----------
      Total Revenue                                   2,024           1,246

Operating Expense
      USCF and Interest                               1,330           1,199
      SLM                                               342               0
      ADR                                               219               0
      Corporate (Celtic)                                121             217
                                                      -------       ---------
      Total Operating Expense                         2,012           1,416

Operating Profit (Loss)
      USCF                                              221             (36)
      SLM                                              (138)              0
      ADR                                                50               0
      Corporate                                        (121)           (134)
                                                      -------         --------
      Total Operating Profit (Loss)                     12             (170)
                                                      -------         --------
Income Tax Expense                                       0                0

Net Income                                               12            (170)
                                                     ========         ========

Revenues

      USCF revenues increased by $388,000 in Fiscal Year 1997, a 33% increase from Fiscal Year June 30, 1996. The major reason for the increase is the total volume of purchased accounts receivable increased from $22,261,965 to $38,375,760, a 72% increase. The disproportional ratio of total revenue increase of 33% compared to the total accounts receivable volume increase of 72% results from overall lower factor fees earned. The lower fees earned is a result of a more competitive general market and also USCF single factor amount increased in size for the year ending June 30, 1997. The increased sized of the transactions usually yields a lower factor fee.

      SLM earned revenues of $204,000 for the five month period between February 1st, and June 30, 1997. This is a reduction from the comparable prior period due to a decrease in the overall mortgage loan origination volume.

      ADR earned revenue of $269,000 for the five month between February 1st and June 30, 1997. This is a increase from the comparable prior period operating years'. Future revenue may significantly fluctuate in any given period depending on real estate buy and sell activity on the broker listed properties and the independent contractor agents overall closing volume.

      The Table on page 11 shows a interest revenue for the year ending June 30, 1996 of $83,000, compared to $0 for the year ending June 30, 1997. USCF significant volume of total receivables purchased, resulted in the use of all the Company's cash for the year ending June 30, 1997.


Operating Expense

      Interest expense totaled $258,000 for the year ending June 30, 1997 versus $35,000 for the year ending June 30, 1996. In April of 1996, USCF closed a Line of Credit. For the year ending June 30, 1997 this Line of Credit was used to finance the significant growth in accounts receivable purchases which resulted in the increase in interest expense.

     USCF operating expense, not including interest, for the year ending June 30, 1997 totaled $1,072,000 or a reduction of $92,000 or 7.9% from the year ending June 30, 1996. The reasons for this reduction are as follows: first, in the year ended June 30, 1996, USCF utilized an outside service agency for processing accounts receivable and as well as two contract accounting services. For the year ended June 30, 1997, USCF performed all these functions in house saving approximately $95,000; second, USCF reduced legal expenses by $50,000 for the year ending June 30,1997. Lower collection related expense and more direct expense charges to customers comprise a majority of the reduction. Offsetting these reductions were a increase in commissions paid to independent broker referral sources of $53,000 for the year ending June 30, 1997 and an increase in a provision of credit losses for $16,000. Both of these expense increases are related to the 72% increase in factored receivable volume. All other operating expenses were constant for the year ending June 30, 1997.

      SLM operating expenses were $367,000 for the five month period between February 1, 1997 and June 30, 1997. This expense total includes: Salaries and employee benefits - $170,000, Occupancy - $73,000, and direct loan expense including origination commissions amounted to $75,000.

      ADR operating expenses were $216,000 for the five month period between February 1, 1997 June 30, 1997. These expenses include: commissions paid to independent real estate agents - $135,000, and sales promotion including advertising expense - $26,000.

      The Company's corporate expense decreased from $148,000 for the year ending June 30, 1996 to $121,000 for the year ending June 30, 1997 or a decrease of 27,000 or 18%.


Operating Profit (Loss)

      USCF had a profit of $221,000 for the year ending June 30, 1997 compared to a operating loss of ($33,000) for the year ending June 30,1996. This profit turn around of $254,000 is the result of a strong increase of factored volume purchased receivables and a reduction in operating expense.

      SLM and ADR had a combined net loss of ($80,000) for the five month period ending June 30, 1997. There are several reasons for this loss. Mortgage originations decreased month by month. The addition of Red Rock Financial personal resulted in additional overhead costs. In order to correct this downward trend, management has hired a new Vice President of Sales and Marketing. Subsequent to year end, mortgage origination has increased from the June 30, 1997 levels, and SLM and ADR have been segregated and stronger management accountability is in place.

     The consolidated net income for the year ending June 30,1997 totaled $12,000.This is a turnaround from a loss of $170,000 for year ending June 30, 1996 and a loss of $1,135,000 for the year ending June 30, 1995 and was attributed to the positive increase in profitability of USCF.

Liquidity and Capital Resources

      The Company's capital requirements will most likely increase as the Company's mission statement is achieved. The requirement may include additional resources to increase volume of purchased receivables, expansion of the mortgage brokerage operation, and financing any acquisition/merger activity. Inasmuch as the Company's operations in the past were limited to USCF operations, the existing equity capital and line of credit was sufficient. However, in order to expand USCF's ability to purchase receivables on a meaningful basis and implement the Company's overall plan, the Company will need to access additional equity and debt capital.

      USCF entered into a agreement with Capital Business Credit a division of Capital Factors Inc. of Los Angeles, California for a $6,000,000 line of credit. The Company is a guarantor of this agreement and has agreed to subordinate certain interests with regard to the agreement. The agreement has a two year term with an option.

     At June 30,1997 the Company had total assets of $7,924,483 and total liabilities of $4,192,177. This compares to the total assets of $4,425,678 and total liabilities of $1,585,663 at June 30, 1996. The increase in net assets and liabilities is the direct result of the use of the line of credit and the increased level of factoring business activity, and the acquisition of SLM and ADR. Cash at June 30, 1997 totaled $941,789 compared to $ 450,864 at June 30, 1996. The Company used this cash to fund additional receivable purchases, and fund it's ongoing operations. The Company intends to continue to purchase receivables through existing cash and through the use of the line of credit as well as expand its mortgage origination operation by entering into selective funding projects.

      The Company anticipates that its monthly general and administrative costs, exclusive of depreciation and marketing expenses, commissions and professional fees, will be approximately $95,000 for each of the next six months based on current operations. However, if operations increase, the Company may be required to increase its staff which will increase its monthly general and administrative expenses. The Company anticipates that existing working capital and the line of credit may not be adequate to fund its projected factoring volume during the next six months. The company is reviewing several alternatives with a number of financial institutions that may provide the capital requirements for the next several years.


Inflation

      In the opinion of management, inflation has not had a material effect on the operations of the Company. Given current inflationary trends, the Company does not believe inflation will have any future adverse effect.

Forward-looking Statements

     The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act, which reflect Management's current views with respect to future events and financial performance. Such forward looking statements may be deemed to include, among other things, statements relating to anticipated growth, and increased profitability, as well as to statements relating to the Company's strategic plan, including plans to develop and increase loan originations and to selectively acquire other companies. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statement, which speak only as of the date whereof.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Celtic Investment Financial Statements

                        Independent Auditor's Report(s)                     16

                        Consolidated Balance Sheet as of
                        June 30, 1997 and 1996                              17

                        Consolidated Statements of Operations               19
                        For the Years ended June 30, 1997 and 1996

                        Consolidated Statements of Stockholders' Equity     21
                        For the years ended June 30, 1997 and 1996

                        Consolidated Statements of Cash Flows for the years 22 ended June 30, 1997 and 1996

                        Notes to Consolidated Financial Statements          25

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Celtic Investment, Inc.
Lisle, Illinois

We have audited the accompanying consolidated balance sheets of Celtic Investment, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celtic Investment, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                       MCGLADREY & PULLEN, LLP


Chicago, Illinois
August 13, 1997

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 1997 and 1996


ASSETS                                                        1997    1996
----------------------------------------------           ----------- ----------

Cash and cash equivalents                                  $941,789   $450,864
Mortgage loans held for sale                                113,786          -
Receivables                                               5,209,907  3,676,862
Notes receivable                                            426,037     69,485
Loans receivable                                            140,578
Prepaid expenses and other assets                           158,824      7,713
                                                         ----------- ----------

            Total current assets                          6,990,921  4,204,924
                                                         ----------- ----------

Furniture, fixtures and equipment, net of accumulated
  depreciation 1997 $127,912; 1996 $32,205                 145,218      61,803
Deferred finance fees, net of accumulated amortization
  1997 $90,157; 1996 $12,880                               111,674    1 58,951
Goodwill, net of accumulated amortization in 1997 of       676,670           -
  $19,333
                                                         ----------- ----------
                                                           933,562     220,754
                                                         ----------- ----------

            Total assets                                   7,924,483 $4,425,678
                                                         =========== ==========

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

June 30, 1997 and 1996



                                                          1997          1996
----------------------------------------------        -----------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                         $2,448,060    $         -
Due to factoring clients                               1,404,072      1,321,829
Current portion of long-term debt                         22,016              -
Accounts payable and accrued expenses                    293,772        263,804
                                                      -----------    ----------
            Total current liabilities                  4,167,920      1,585,633
                                                      -----------    ----------

Long-Term Debt, less current portion                      40,257              -
                                                      -----------    ----------

Stockholders' Equity
  Common stock, $.001 par value; authorized 25,000,000
shares;
    issued and outstanding 1997 3,906,471;
    1996 3,306,471 shares                                  3,906          3,306
  Additional paid-in capital                           5,076,054      4,232,904
  Accumulated deficit                                 (1,299,762)    (1,324.889)
                                                      -----------    ----------
                                                       3,780,198      2,911,321
  Less notes receivable and interest receivable from
    stockholders                                         (63,892)       (71,276)
                                                      -----------    ----------
                                                       3,716,306      2,840,045
                                                      -----------    ----------

                                                       7,924,483     $4,425,678
                                                      ===========    ==========

See Notes to Consolidated Financial Statements.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 1997 and 1996


                                                    1997         1996
---------------------------------------------- ------------- -----------
Revenues:
  Factoring income                                $1,424,363   1,141,802
  Commission income                                  268,600           -
  Mortgage fee income                                245,555           -
  Interest                                           102,548      82,898
  Other                                                     -     21,063
                                               ------------- -----------
          Total revenue                            2,041,066   1,245,763

Interest expense                                     258,781      35,026
                                               ------------- -----------

          Revenue after interest expense           1,782,285   1,210,737

Provision for credit losses                           18,460           -
                                               ------------- -----------

          Revenue after interest expense and
            provision for credit losses            1,763,825   1,210,737
                                               ------------- -----------

Operating Expenses:
  Salaries and employee benefits                     766,770     464,002
  Occupancy                                          159,577     105,498
  Servicing costs                                     81,217     265,655
  Commissions and other costs                        205,999           -
  Professional fees                                  233,504     204,855
  Amortization of goodwill                            19,333           -
  Other                                              272,298     340,729
                                               ------------- -----------
          Total operating expenses                 1,738,698   1,380,739
                                               ------------- -----------

          Income (loss) before income taxes           25,127   (170,002)

Income taxes                                               -           -
                                               ------------- -----------

          Net income (loss)                          $25,127   (170,002)
                                               ============= ===========

Net income (loss) per common share                     $0.01      $(.05)
                                               ============= ===========

Weighted average number of common shares
  and common stock equivalents outstanding         3,559,166   3,441,551
                                               ============= ===========

               See Notes to Consolidated Financial Statements.












                                   - 19 and 20 -

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years ended June 30, 1997 and 1996



                                                                                  Note
                                                     Additional               Receivable          Total
                                  Common Stock        Paid-in     Accumulated     from         Stockholders'
                                Shares    Amount      Capital       Deficit    Stockholders       Equity
--------------------------------------------------------------------------------------------------------------

Balance, June 30, 1995        3,328,271   $3,328    $4,281,932    $(1,154,887)    $   -          $3,130,373

Common stock repurchased       (21,800)     (22)     (49,028)            -            -             (49,050)
  and canceled

Advances on note receivable        -          -           -              -      (20,000)            (20,000)
  from director-stockholder

Advances on notes                  -          -           -              -      (51,276)            (51,276)
  receivable from officer-
  stockholders

Net (loss)                         -          -           -          (170,002)        -             (170,002)
---------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996      3,306,471      3,306   4,232,904       (1,324,889)  (71,276)           2,840,045

Repayment on notes                 -          -           -              -        7,384                7,384
  receivable from director-
  stockholders

Common stock issued in       600,000        600     843,150              -            -              843,750
  acquisition

Net Income                        -          -           -            25,127          -               25,127
----------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997     3,906,471     $3,906  $5,076,054      $(1,299,762)   $(63,892)         $3,716,306
================================================================================================================


See Notes to Consolidated Financial Statements.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 1997 and 1996


                                                      1997             1996
---------------------------------------------- ----------------- ---------------
Cash Flows From Operating Activities
   Net Income (loss)                                     $25,127     $(170,002)
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Provision for credit losses                               18,460              -
Depreciation                                              42,241         17,775
Amortization of deferred finance fees                     77,277         12,880
Amortization of goodwill                                  19,333              -
Loss on disposal of furniture, fixtures and equipment          -          6,013
Change in assets and  liabilities, net of effects
  from  purchase  of Salt Lake Mortgage Company:
(Increase) in receivables                             (1,528,242)    (2,217,284)
(Increase) in loans receivable                          (140,578)             -
(Increase) in mortgage loans held for sale              (113,786)             -
(Increase) decrease in prepaid expenses and other asset (119,997)        14,011
(Decrease) increase in accounts payable and accrued     (116,623)        37,670
expenses
Increase in due to factoring clients                      82,243        999,653
                                               ----------------- --------------
Net cast (used in) operating activities              (1,754,545)    (1,299,284)
                                               ----------------- --------------

Cash Flows From Investing Activities
Cash acquired on purchase of Salt Lake Mortgage          253,905              -
   Corporation
Acquisition costs paid on purchase of Salt Lake          (69,985)             -
   Mortgage Corporation
Advances on notes receivable                           (672,838)       (69,485)
Payments received on notes receivable                    316,286              -
Purchase of furniture, fixtures and equipment            (3,690)        (5,031)
Advances on notes receivable from stockholders                 -       (71,276)
Payment received on notes receivable from stockholders     7,384              -
                                               ----------------- --------------
Net cash (used in) investing activities                (168,938)      (146,592)
                                               ----------------- --------------

Cash Flows From Financing Activities
Payments on long-term debt                               (3,652)              -
Repurchase and cancellation of common stock                    -       (49,050)
Payment of deferred finance fees                        (30,000)      (171,831)
Proceeds from private debt placement                           -       500,000
Repayment of private placement debt                            -      (500,000)
Net proceeds from notes payable                        2,448,060             -
                                               ----------------- --------------
Net cash provided by (used in) financing activities    2,414,408      (220,881)
                                               ----------------- --------------
Net increase (decrease) in cash and cash equivalents 490,925 (166,757) Cash and cash equivalents:
Beginning                                                450,864      2,117,621
                                               ----------------- --------------
Ending                                                  $941,789       $450,864
                                               ================= ==============




                                      - 22 and 23 -

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

Years Ended June 30, 1997 and 1996


                                                        1997            1996
----------------------------------------------      -------------   -----------

Supplemental Disclosure of Cash Flow Information
Cash paid for interest                                $258,781         $22,146
Supplemental Disclosure of Noncash Financing and
Investing Activities
Debt incurred for the purchase of furniture, fixtures,  43,485               -
  and equipment and prepaid expenses
Acquisition of Salt Lake Mortgage Corporation:
Cash acquired                                         $253,905
Other current assets acquired                           23,263
Long-term assets acquired                              106,595
Goodwill                                               696,004
Current liabilities assumed                           (152,530)
Long-term liabilities assumed                          (13,502)
Acquisition costs incurred                             (69,985)
                                               ----------------
Common stock issued                                     843,750
                                               ================






See accompanying notes to financial statements.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.   Nature of Business and Significant Accounting Policies

     Nature of business: Celtic Investment, Inc. (Celtic) was formed to seek business acquisitions and combinations in the United States which, in the opinion of management, would be in the best interest of the Company.

     US Commercial Funding Corp., US Commercial Funding Corp. Illinois (collectively "USCF"), and Salt Lake Mortgage Company are the wholly owned subsidiaries of Celtic Investment, Inc. US Commercial Funding Corp. Illinois was formed in 1995, and the operations were moved from Florida to Illinois. USCF purchases accounts receivable, with recourse, from clients located in major U.S. cities. Clients are found by the Company and by independent commissioned representatives. The Company pays for a portion of the accounts receivable when purchased and the balance, net of fees and interest, after the accounts receivable have been collected. The Company requires a security interest in all of the client's assets as part of the factoring arrangement. Salt Lake Mortgage Corporation is engaged in the mortgage brokerage and real estate brokerage business with offices in Utah and Nevada.

     Significant accounting policies are as follows.

     Principles of consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Accounting estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Concentration of business and credit risk: The Company maintains its cash in bank accounts with highly rated financial institutions which may, at times, exceed federally insured limits. Approximately 62 percent of factored invoices at June 30, 1997, consist of amounts due from three clients. Approximately 10 percent of factored invoices at June 30, 1996, consist of amounts due from a different single client. Revenue of approximately $393,000 was received from one client in the year ended June 30, 1996.

     Financial instruments: The Company has no financial instruments for which the carrying value differs materially from fair value.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Significant Accounting Policies  (Continued)

     Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Mortgage loans held for sale: Mortgage loans held for sale, consisting of mortgage loans made to individuals that are collateralized by residential one- to four-family dwellings, are carried at the lower of aggregate cost or market.

     Fees received for the funding of mortgage loans held for sale to investors are recognized when the mortgages are sold to the investors. Loans are usually sold, along with the servicing rights to investors, within two weeks of the initial closing.

     Furniture,  fixtures and equipment:  Furniture,  fixtures and equipment are
stated  at  cost.   Depreciation   and   amortization  are  computed  using  the
straight-line method over the estimated useful lives of the assets.

     Deferred finance fees: Deferred finance fees consist of costs incurred in the acquisition of an operating line of credit and are being amortized straight line over the term of the line of credit.

     Goodwill: The Company has classified as goodwill the cost in excess of fair value of the net assets of the business acquired in a purchase transaction. Goodwill is being amortized on a straight-line method over 15 years commencing with the purchase of the business.

     Impairment of long-lived assets: Long-lived assets are evaluated for impairment based on a periodic analysis of future cash flow at an operating level.

     Factoring operations: Income from factored invoices is recorded as earned in accordance with the related agreements with clients. Income is earned when receivables are purchased and over the time that a receivable remains unpaid. The terms are normally 1% at the time of purchases and 1% every 10 days the invoice remains uncollected. A provision for credit losses on factored invoices is charged to income in an amount sufficient to provide for anticipated losses on such invoices. The Company determines those invoices that are uncollectible based upon a detailed review. Any write-offs are charged to the allowance for credit losses on such invoices. The Company has a right to amounts due to factoring clients if a factored invoice becomes uncollectible. Upon collection of the purchased invoices, amounts collected in excess of factoring income and the initial payment are remitted to clients. Such amounts may, in some instances, be applied to offset uncollected factored invoices.

     Commission and mortgage fee income: Commission and mortgage fee income consists of loan brokerage fees, application fees and commissions on sales of residential real estate. Revenue from loan

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Nature of Business and Significant Accounting Policies  (Continued)

     origination fees is recognized at the time of closing or, for loans held for sale, when loan is sold. Loan origination fees are comprised of the fees paid to the Company by lenders of the various residential mortgage placements. The loan origination fees vary based upon current market rates for residential mortgages. During the period, the Company originated the majority of its loans for a single investor. Real estate commissions are recognized at closing.

     Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     Per share data: Net income (loss) per common share data is based on the weighted average number of common shares outstanding during each year after considering exercise of stock options. In computing the 1996 loss per share, stock options and warrants are not included because they have an antidilutive effect. The stock options and warrants are included in the 1997 net income per share calculation.

     Reclassifications: Certain items in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

Note 2.    Business Combination

     On January 31, 1997, the Company completed its merger with Salt Lake Mortgage Corporation, whereby Salt Lake Mortgage Corporation became a subsidiary of Celtic Investment, Inc. through the issuance of 1,100,000 shares of common stock of which 500,000 shares are being held in escrow subject to the satisfaction of certain conditions, for all of the outstanding common stock of Salt Lake Mortgage Corporation.

     In the transaction accounted for as a purchase, the consideration given totaled $843,750 for the issuance of the 600,000 shares including $69,985 for acquisition costs. The excess of cost over the net assets acquired of $696,004 was recorded as goodwill and is being amortized using the straight-line method over 15 years. The additional 500,000 shares may be issued subject to the satisfaction of certain conditions. The value of any of the shares issued will be recognized as an increase in goodwill.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following unaudited pro forma consolidated results of operations for the years ended June 30, 1997 and 1996, as though Salt Lake Mortgage had been acquired as of July 1, 1995, are as follows:



                                                 -------------- ------------
                                                      1997          1996
                                                 -------------- ------------
Revenue                                               2,774,000    2,446,000
Net income                                              203,000      130,000
Net income per share                                       0.05         0.03

     The above amounts represent the effect of combining actual results of operations and recording the effect of amortization of goodwill. The Company believes no other adjustments are necessary. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date on the basis assumed above.

Note 2.       Business Combination (Continued)

     The Company acquired the following assets and liabilities in the merger:


    Cash                                                           $253,905
    Accounts receivable                                              23,263
      Goodwill                                                      696,004
    Other assets                                                    106,595
                                                          -----------------
                                                                  1,079,767


    Accounts payable and accrued expenses                           132,195
    Other liabilities                                                33,837
      Acquisition costs paid                                         69,985
                                                          -----------------
      Total consideration                                          $843,750
                                                          =================
                                      -28-

         Note 3.  Receivables and Notes and Loans Receivable

     Receivables at June 30, 1997 and 1996, are summarized as follows:

                                                      1997         1996
                                                  ------------- -----------
Factored invoices on a recourse basis                $5,309,306  $3,679,326
Factored invoices on a nonrecourse basis                      -      72,269
                                                  ------------- -----------
                                                      5,309,306   3,751,595

Less allowance for credit losses                       (99,399)    (74,733)
                                                  ------------- -----------
                                                      5,209,907   3,676,862

                                                  ============= ===========


     Beginning in 1996, the Company no longer factors invoices on a nonrecourse basis.

     Notes receivable consist of additional advances made to clients. Approximately $32,000 of the notes receivable at June 30, 1997, are due from current clients and are unsecured. The notes bear interest at 18 percent. The remaining balances are also due from current clients and are collateralized by accounts receivable, real estate and equipment. The notes bear interest between 18 percent and 30 percent. Notes receivable totaled $426,037 and $69,485 as of June 30, 1997 and 1996.

     Loans receivable totaled $123,441 as of June 30, 1997, and consist of the following:

  Construction line of credit with an $80,000 limit bearing interest at a rate of prime (8.5% at June 30, 1997) plus 2%. The loan is collateralized by the property under construction. The outstanding balance is due along with accrued interest on October 31, 1997. Advances on this line of credit were $7,204 at June 30, 1997. Construction line of credit with an $122,800 limit bearing interest at a rate of prime plus 3%. The loan is collateralized by the property under construction. The outstanding balance is due along with accrued interest on September 30, 1997. Advances on this line of credit were $40,432 at June 30, 1997.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Receivables and Notes Receivable (continued)

   Construction line of credit for the development of a residential subdivision. The Company has agreed to lend the borrower up to $575,000. The loan is collateralized by land. The line of credit bears interest at a rate of prime plus 3%, and the outstanding balance is due along with accrued interest on March 31, 1998. Salt Lake Mortgage Corporation collects an origination fee in an amount equal to 3% of the entire loan amount. In addition, the borrower will pay an additional amount of $5,000 per lot developed. Advances on the line of credit were $75,805 at June 30, 1997. Additional advances on the line of credit of $240,000 have been approved as of June 30, 1997.

     All loans and notes receivable have been evaluated for collectibility on a note-by-note basis. The Company had no investments in impaired loans for the years ended June 30, 1997 and 1996. The Company does not recognize interest on loans and notes receivable once they have been deemed to be impaired unless the interest is collected.

     The following is an analysis of the activity in the allowance for credit losses:



                                                      1997         1996
                                                 ----------- --------------

  Balance at beginning of year                        74,733         74,733
   Provision for credit losses                        18,460              -
       Recoveries                                     10,255              -
   Charge-offs                                       (4,049)              -
                                                 ----------- --------------
  Balance at end of year                              99,399         74,733
                                                 =========== ==============




Note 4. Related Party Transactions

     The Company incurred expenses related to promotion and professional services for the years ended June 30, 1997 and 1996, of approximately $11,000 and $2,000, respectively, which were provided by a corporation owned by a major stockholder of the Company.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.     Bank Line of Credit and Long-Term Debt

     The Company has a $6,000,000 line of credit from a financial institution, collateralized by substantially all of the Company's assets and due April 1999. The Company can borrow in aggregate the lesser of $6,000,000 or its borrowing base, essentially 80% of factored accounts receivable. At June 30, 1997, the outstanding balance was $2,448,060. The revolving line of credit bears interest at 4% plus the prime rate of interest if the average monthly borrowing exceed $3,000,000 and 4.5% plus the prime rate of interest if the average monthly borrowing are less than $3,000,000. The prime rate was 8.5% at June 30, 1997.

     The Company has debt obligations for the purchase of certain equipment. The notes are payable in monthly installments totaling $2,389 and are collateralized by the equipment purchased. The notes bear interest at a rate of 10% and 15% per annum. Aggregate maturities required at June 30, 1997, are as follows:


  Year ending June 30:
   1998                                                     $           22,016
   1999                                                                 24,297
   2000                                                                 15,960
                                                            ------------------
                                                            $           62,273
                                                            ==================




Note 6.     Income Taxes

     The deferred tax assets and liabilities consist of the following components as of June 30, 1997 and 1996:

                                                     1997              1996

                                              -----------------   -------------
Deferred tax assets:
  Allowance for doubtful accounts             $       38,300    $     27800)00
  Loss carryforwards                                 477,900           482,800
  Other                                                    -            23,000
                                              -----------------   -------------

                                                     516,200           533,600

  Less valuation allowance                           516,200           533,600
                                              -----------------   -------------
                                              $            -    $            -
                                              =================   =============

     Reconciliations of income taxes computed at the statutory federal income tax rate to the Company's income tax for the years ended June 30, 1997 and 1996, are as follows:

                                                      1997           1996

                                                 -------------- -------------
Computed "expected" tax (credits)                $    8,500    $     (57,800)

Increase (decrease) resulting from:
  State income taxes, net of federal tax benefit      1,500           (8,160)

  Nondeductible expenses                             10,500             3,950

  Valuation allowance                               (17,400)            84,400
  Other                                              (3,100)          (22,390)
                                                 --------------  -------------
                                                 $        -    $            -
                                                 ==============  =============



     At June 30, 1997, the Company had available net operating loss carry forwards of approximately $1,200,000 for income tax purposes which expire beginning in years 2005 through 2010.

Note 7.    Notes Receivable and Interest Receivable from Stockholders

     During   1996,    the   Company    issued   notes    receivable    to   two
officer-stockholders, for the purchase of Company stock from a minority stockholder, totaling $51,000. The principal and interest, at 5.5% per annum, are due in June 1999. Interest accrued on these notes was $2,616 and $276, for the years ended June 30, 1997 and 1996, respectively. Since these notes result from the purchase of the Company's common stock they are presented in the financial statements as a reduction in stockholders' equity.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

     During 1996, the Company issued a note receivable and advanced $20,000 to a director-stockholder. This item has been presented in the financial statements as a reduction in stockholders' equity since the amount is due from a stockholder. During 1997, the Company received payments of $10,000 on this note.

     Notes receivable and interest receivable from stockholders were $63,892 and $71,276 for the years ended June 30, 1997 and 1996, respectively.

Note 8.     Common Stock Options and Warrants

     There are currently outstanding various warrants and options which, if exercised, will result in the issuance of additional shares of the Company's common stock. The following table sets forth information about options and warrants:

                                                                    Exercise
                                                     Shares         Price Per
Outstanding Options and Warrants                    Issuable          Share
                                                  -------------   -------------
June 30, 1997:
    Management Options                                  300,000    $       1.00
    Private Placement Debt Options                       25,000    3.50 or 3.00
    Management Options                                   75,000            1.00
    Ferguson Warrants                                   100,000            3.00
    Glick Morganstern Options                            60,000            3.00
    USCF Management Options                              25,000            3.13
    USCF Management Options                              12,500            3.00
    USCF Management Options                             537,500            1.00
    Salt Lake Mortgage Corporation Options              500,000            1.00
    Salt Lake Mortgage Corporation Options               45,000            3.00

Options and Warrants Canceled/Expired
Year ended June 30, 1997:
    Class A Warrants                                    30,0000            4.00
    Class B Warrants  11                                300,000            8.00
    USCF Options                                        716,667            4.00
    Private Placement Options                         1,357,134            4.00
    Underwriter Warrants                                130,000            2.50
    USCF Management Options  8                          537,500            3.00
    Salt Lake Mortgage Corporation Options  9           500,000            3.00
Year ended June 30, 1996:
    Management Options 1                              1,500,000            1.00



    (1)The Company management had been granted options to purchase 1,800,000 shares of the Company's common stock at a price of $1.00 per share. These options are exercisable only upon fulfillment of certain conditions and are not currently exercisable. During 1996, the Company and management agreed to reduce the number of options to 300,000. The options are exercisable through April 26, 1999.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     (2)These options were issued as part of the units sold in the Company's private debt placement in December 1995. 11,625 options contain an option to purchase one share of the Company's common stock at a price of $3.50 per share. The remaining 13,375 options contain an option top purchase one share of the Company's common stock at a price of $3.00 per share. These options are exercisable through December 31, 1999.

     (3)These options were originally granted April 26, 1994. Each unit contains an option to purchase one share of the Company's common stock at a price of $1.00 per share. The options may only be exercised if the Company meets certain financial conditions relating to net worth. The option are exercisable through April 26, 1999.

     (4)These warrants were issued in consideration of the execution of a financial consulting agreement which entitles the individual to purchase 100,000 shares of the Company's common stock at any time prior to June 1, 1999, to a purchase price of $3.00 per share.

     (5)These options were issued to Glick Morganstern as part of their compensation in obtaining the line of credit in April 1996. The options carry certain registration rights. These options are exercisable through April 30, 1999.

     (6)Under employment agreements, management has been granted options to purchase 25,000 shares of the Company's common stock at a price of $3.13 per share through July 22, 1999.

     (7)Under employment agreements, management has been granted options to purchase 12,500 shares of the Company's common stock at a price of $3.00 per share through September 18, 2000.

     (8)Under employment agreements, management has been granted options to purchase 750,000 shares of the Company's common stock at a price of $3.00 per share. 700,000 of the options are exercisable as to 25 percent as of June 28, 1995, and an additional 25 percent on each June 30, 1996, 1997, and 1998. The remaining 50,000 of these options are exercisable as to 25 percent as of September 26, 1995, and an additional 25 percent on each September 30, 1996, 1997, and 1998. The Company granted options to purchase an additional 325,000 shares to certain officers and employees on July 1, 1996. During 1997, the Company and management agreed to reduce the number of options to 537,500 shares in exchange for a reduction in the option price to $1.00 per share. These options expire through July 1, 2003.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

     (9)Under the merger agreement dated January 31, 1997, with Salt Lake Mortgage Corporation, the Company granted the option to purchase 1,000,000 shares of the Company's common stock at a price of $3.00 per share. During 1997, the Company and management of Salt Lake Mortgage have agreed to reduce the number of shares to 500,000 in exchange for reduction of the option price to $1.00 per share. These options expire through June 30, 2007.

     (10)Under the merger agreement dated January 31, 1997, with Salt Lake Mortgage Corporation, the Company granted the option to purchase 45,000 shares of the Company's common stock at a price of $3.00 per share. These options expire through July 1, 2004.

     (11)These warrants were issued as part of the units sold in Celtic's initial public offering. As a result of the 1 for 20 reverse split effective in June, 1994, the exercisable price of the Class A and Class B warrants was adjusted to $6.00 and $12.00, respectively. The Company's Board of Directors subsequently adopted resolutions reducing the exercise price of the Class A and B warrants following the reverse split to $4.00 and $8.00, respectively. In December 1995, the Company's Board of Directors extended the exercise period of the Class A and B warrants to December 31, 1996. In December 1996, the Company's Board of Directors extended the exercise period of the Class A warrants to June 30, 1997. The Class A warrants expired on June 30, 1997.

     (12)These options were issued to USCF stockholders as part of the units sold by USCF in a private placement effected prior to the merger. The shares underlying these options carry certain registration rights. The options expired on June 30, 1997.

     (13)These options were issued as part of the units sold in the Company's private placement effective September 27, 1994. Each unit consists of an option to purchase one share of the Company's common stock at a price of $4.00 per share. The options expired on June 30, 1997.

     (14)These warrants, which expired on October 21, 1996, were issued as underwriter compensation to ACAP, Inc. the underwriter of the Company's initial public offering. The Company has agreed to file, not more than once, a Registration Statement under the 1933 Act, registering the shares acquired upon the exercise of the underwriter's warrants at the request of the holders of at least a majority of such shares.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

Note 8. Common Stock Warrants and Options (Continued)

     Employee stock option agreements are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no expense has been recognized for grants under the stock option agreements. Had compensation costs for all of the stock option agreements been determined based on the grant date fair values of awards (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below.

                                                   1997               1996

                                               -------------    ---------------
  Net income (loss):
   As reported                               $    (170,002)    $      (170,002)
   Pro forma                                      (110,287)           (170,002)

Net income (loss) per share:
   As reported                                        0.01                (.05)
   Pro forma                                          (.05)               (.05)


     The per share weighted average fair value of stock options granted under employee stock option agreements granted during 1997 was $.44 on the date of grant.

     The option values were determined using the Black Scholes option-pricing model with the following assumptions: expected dividend yield 0%, expected volatility 42%, risk-free interest rate of 5.34% to 6.30%, and expected lives of 3 to 8 years.

     A summary of the status of the Company's stock options and warrants as of June 30, 1997 and 1996, and changes during the years then ended is presented below:

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 1997                           1996

                      ---------------------------    --------------------------
                                        Weighted                      Weighted
                                        Average                       Average
                                        Exercise                      Exercise
                         Shares          Price          Shares         Price
                      ---------------  -----------  -------------  ------------
  Options outstanding,

   beginning of year      4,013,801  $       3.77       4,678,801  $       3.96

  Options granted         1,507,500          3.00         835,000          3.01

  Options exercised                        -                             -

  Options expired       (3,841,301)          3.99     (1,500,000)          1.00

                      ---------------  -----------  -------------  ------------
                          1,680,000  $       1.32       4,013,801  $       3.77
                      ===============  ===========  =============  ============

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

Note 8.  Common Stock Warrants and Options (Continued)

     The following table summarizes the stock options and warrants outstanding at June 30, 1997:


   Options and Warrants         Options and Warrants Exercisable
       Outstanding
---------------------------     --------------------------------
                                  Average
                                 Remaining
     Exercise      Number         Contractual        Number
      Price      Outstanding        Life           Exercisable

    --------    -------------- --------------- ------------------
$     3.50           25,000         2.5              25,000
      3.13           25,000         2.1              25,000
      3.00          217,500         2.9             187,500
      1.00        1,412,500         4.6             356,250
                -------------  --------------- ------------------
                  1,680,000         4.1             593,750
                =============  =============== ==================






Note 9.   Commitments and Related Expenses

     The Company has entered into employment agreements with certain officers that expire at various times from June 1998 to January 2002. Under the terms of the agreements, the Company has agreed to pay approximately $820,000 in compensation for the remainder of the agreements' terms.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

     The Company leases office space under operating lease agreements expiring through April 2001. The Company also leases office equipment under operating leases expiring through May 2000.

Total lease commitments are:

Years ending June 30:
1998                                                        $         155,372
1999                                                                  151,101
2000                                                                  118,487
2001                                                                   69,279
                                                            -----------------
                                                            $         494,239
                                                            =================


     Rent expense under all operating leases including insurance and real estate taxes for the years ended June 30, 1997 and 1996, amounted to approximately $151,126 and $57,000, respectively.

     The Company has a servicing agreement with a factoring company to process factored invoices. The agreement requires the Company to pay fees of .6% of the face value of the invoice once it is factored and .1% of the face value of the invoice every five days the invoice remains uncollected. This agreement was terminated in October 1996. Fees paid under this agreement were none and $115,926 for the years ended June 30, 1997 and 1996, respectively.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

Note 9.       Commitments and Related Expenses (Continued)

     The Company has a servicing agreement with a second factoring company to process factored invoices. The agreement can be terminated by either party with 30 days written notice. The agreement requires the Company to pay fees that vary from .6% of the face value of invoices collected to 1.45% of the face value of invoices collected plus 20% of fees collected. Fees paid under this agreement were $81,216 and $20,714 for the years ended June 30, 1997 and 1996, respectively.

     In 1997, the Company entered into a servicing agreement with a factoring company to process factored invoices. the agreement can be terminated by either party within 45 days written notice. The agreement requires the Company to share 35% of any revenues earned on purchased invoices. Revenues earned under the agreement were approximately $86,000 of which $56,000 was retained by the Company.

Note 10.    Retirement Plan

     The Company sponsors a 401(k) retirement plan covering substantially all of its employees. Plan contributions are at the discretion of management. There were no contributions for the years ended June 30, 1997 and 1996.

Note 11.    New Accounting Pronouncements

     The  Financial  Accounting  Standards  Board has issued  Statement No. 128,
Earnings per Share, which superseded APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Earlier application is not permitted.

     Because the Company has potential common stock outstanding, stock purchase warrants, and stock options to employees, as discussed in Note 7, the Company will be required to present basic and diluted earnings per share (EPS). If the Company had applied Statement No. 128 in the accompanying financial statements, the following per share information would have been reported.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

     Basic earnings per share is based on the weighted average number of common shares outstanding. Stock options are only considered for the diluted earnings per share calculation. In computing the 1996 loss per common share, stock options and warrants are not considered because they have an antidilutive effect. The stock options and warrants are part of the dilutive earnings per share calculation in 1997.

Note 11.       New Accounting Pronouncements (Continued)


                                     Years Ended June 30,
                    -------------------------------------------------------
                               1997                         1996
                    -------------------------------------------------------
                      Basic EPS     Diluted        Basic EPS     Diluted
                                      EPS                          EPS
                    -------------------------------------------- ----------
                          .01        .01             (.05)      (.05)
                    =======================================================


     In June 1997, the FASB issued Statement 130, Reporting Comprehensive Income. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement does not address when transactions are recorded, how they are measured in the financial statements, or whether they should be included in net income or other comprehensive income. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted. Management has not assessed the effect that this statement will have on its financial statement presentation.

     Also in June 1997, the FASB issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. The Statement established standards for the way that public companies report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is required to be restated. Management has not assessed the effect that this statement will have on its financial reporting practices.

ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Does not apply.

                                      PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
            A.
         Identification of Directors and Executive Officers. The current directors and officers of the Company who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name                             Age       Position

Douglas P. Morris                42        Director of Celtic, USCF, SLM, ADR,
                                           Chairman and President of Celtic

Larry D. Meek                    45        Director of Celtic and USCF,
                                           President and CEO of USCF

Howard D. Talks                  43        Director of Celtic

Reese Howell Jr.                 29        Director and Senior Vice President
                                           of Celtic, Director, President, and
                                           CEO of SLM, Director of ADR

Pamela Davis                     33        Director of Celtic

Frank Lucchese                   47        CFO, Secretary/Treasurer of Celtic;
                                           Director, Secretary /Treasurer, and
                                           CFO of USCF, Director of SLM and ADR

         There are no family  relationships  among the  Company's  officers  and
directors.   Background   information  concerning  the  Company's  officers  and
directors is as follows:

     Douglas P. Morris. Mr. Morris has been an officer and director of the Company since July, 1994. Mr. Morris is, and has been since 1988, the owner of H & M Capital Investments, Inc., a privately-held business consulting firm, H & M Capital Investments, Inc. is engaged in consulting with privately-held and publicly-held companies relating to management, debt financing and equity financing. From 1984 to 1988, Mr. Morris was self-employed in managing his own investments. Mr. Morris received his Masters Degree in Public Administration at the University of Southern California in 1982 and his Bachelor of Arts Degree in Judicial Administration from Brigham Young University in 1978. Mr. Morris is a director of Emerald Capital Investments, Inc., a publicly held company with no current operations. Mr. Morris is Vice President of Capital Markets and a director of Millennium Electronics, Inc., a publicly-held computer/electronics company. Mr. Morris is a director of Dauphin Technology, Inc., a publicly traded electronic manufacturing and computer company.

     Howard D. Talks. Mr. Talks has been a director of the Company since July 1, 1994. Mr. Talks has been involved in the real estate industry for the past 19 years. Mr. Talks has developed and/or purchased commercial and residential real estate properties in Florida. He has lectured at Dale Carnegie seminars. Mr. Talks attended Queensboro Community College in New York.

     Larry D. Meek. Mr. Meek became a director of the Company and President of USCF in August 1995. He has over twenty years experience in sales, marketing, general management, and business development. From 1992 to 1995, he was the Vice President of Sales and Marketing for Oxford Capital Corporation. Mr. Meek served in a number of positions with Budget Rent A Car and Hertz Corporation prior to Oxford Capital Corporation. Mr. Meek earned his B.A. in Business Administration from the University of Mississippi.

     Frank Lucchese. Mr. Lucchese was appointed CFO of the Company and USCF in August 1995. Mr. Lucchese is also a director of SLM and ADR. Mr. Lucchese has over twenty years experience in financial management with companies such as Budget Rent A Car and Continental Grain. Mr. Lucchese earned his M.B.A. from Northern Illinois University and his B.S. in Accounting from Southern Illinois University.

     Reese Howell Jr. Mr. Howell was appointed Senior Vice-President and a director of the Company in January 1997. He also serves as President and CEO of SLM and is a director of ADR. Mr. Howell was the founder of SLM and has been in the mortgage industry since 1990. Prior to entering the mortgage industry he was involved in the federal procurement process for IBM's Federal Systems Division. Mr Howell obtained his B.S. in Finance and his M.B.A. from the University of Utah.

     Pamela Davis. Ms. Davis was appointed a director of the Company in January 1997. She is currently employed by Westin Technology, a subsidiary of Westin Hotels. Ms. Davis has over 10 years experience in information technology, and related area. Ms. Davis attended both Utah State university and Westminster College.


Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the Exchange Act regulations to furnish to the Company copies of all Section 16(a) forms they file with the SEC. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended June 30, 1997, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.


ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth the aggregate compensation paid by the Company for services rendered during the last three calendar years to the Company's President and to the Company's most highly compensated executive officers whose annual salary and bonus exceeded $100,000:

                             SUMMARY COMPENSATION TABLE
                                                                                     Long Term Compensation
                       Annual Compensation(1)                                 Awards                      Payouts
                                                                    Restricted     Securities
Name and              Fiscal                        Other Annual    Stock          Underlying  LTIP      All Other
Principal Position     Year      Salary     Bonus   Compensation    Award(s)       Option(s)   Payouts   Compensation
----------------------------------------------------------------------------------------------------------------------

Douglas P. Morris     1997      $26,000     $-0-        $-0-          $-0-           #-0-       $-0-        -0-

                      1996      $26,000     $-0-        $-0-          $-0-           #-0-       $-0-

                      1995      $24,000     $-0-        $-0-          $-0-           #-0-       $-0-       $-0-
----------------------------------------------------------------------------------------------------------------------
Larry Meek            1997     $133,337     $-0-        $-0-         $-0-         #150,000(3)   $-0-       $-0-

                      1996     $125,000     $-0-        $-0-         $-0-         #560,000(2)   $-0-       $-0-

                      1995       $4,800     $50,000     $-0-         $-0-            #-0-       $-0-       $-0-
----------------------------------------------------------------------------------------------------------------------
Frank Lucchese        1997      $91,062     $-0-        $-0-         $-0-         #150,000(3)   $-0-       $-0-

                      1996      $85,000     $-0-        $-0-         $-0-         #140,000(2)   $-0-       $-0-

                      1995      $4,904      $-0-        $-0-         $-0-         #-0-          $-0-       $-0-
----------------------------------------------------------------------------------------------------------------------
Reese Howell, Jr.     1997      $37,500     $-0-        $-0-         $-0-         #500,000(2)   $-0-       $-0-

                      1996         $-0-     $-0-        $-0-         $-0-         #-0-          $-0-       $-0-

                      1995         $-0-     $-0-        $-0-         $-0-         #-0-          $-0-       $-0-
----------------------------------------------------------------------------------------------------------------------


     (1) See the discussions under the caption "EXECUTIVE COMPENSATION - Employment Contracts" regarding certain other compensation the named officer may be entitled to upon certain specified events.

     (2) These options were granted pursuant to Employment Agreements and/or Merger Agreements.

     (3) These Options were granted as performance bonus for fiscal year 1996 pursuant to Employment Agreements.

Stock Options Granted in Last Fiscal Year

     The following table set forth grants of stock options made during the fiscal year ended June 30, 1997 to the employees of the Company.

                                    Individual Grants


                                       % of Total
                                       Options/SARs
               Number of Securities    Granted to    Exercise or
               Underlying Options/     Employees in  Base Price
Name           SARs Granted (#)        Fiscal Year   ($/Share)  Expiration Date


Douglas P. Morris          -0-             N/A         N/A         N/A

Reese Howell Jr. (1,4)   500,000          35.8%       $3.00        (1)

Roger Davis (1,4)        500,000          35.8%       $3.00        (1)

Larry Meek (2,4)         150,000          10.8%       $3.00        (2)

Frank Lucchese (2,4)     150,000          10.8%       $3.00        (2)

Other Employees (3)       45,000           3.2%       $3.00        (3)

     (1) These Options are granted as part of the Stock for Stock Exchange in the acquisition of SLM and ADR and related employment agreements. They have an expiration date of January 31, 2001 and January 31, 2007. 150,000 of the options are time based and 350,000 of the options are performance based on a profitability formula relating to SLM and ADR operations.

     (2) These Options are granted pursuant to certain employment agreements and have a July 17, 2003 expiration date.

     (3) These Options are granted pursuant to certain employment agreements and have expiration dates of May 15, 2000 through May 15, 2003.

     (4) On June 29, 1997 the Company offered and various employees agreed to cancel one half of their outstanding options in consideration of reducing the Exercise Price from $3.00 to $1.00. Mr. Howell and Mr. Davis each canceled 250,000 share options. Mr. Meek canceled 355,000 options shares. Mr. Lucchese canceled 145,000 options shares.

                                                                            \
Aggregate Option Exercises and Number/Value of Unexercised Options

     The following table provides information concerning the exercise of options during the last fiscal year by persons named in the Summary Compensation Table, the number of unexercised options held by such persons at the end of the last fiscal year, and the value of such unexercised options as of such date:

                                                      Total Number of              Value of Unexercised
               Shares Acquired        Values        Unexercised Options           In-the Money Options
Name           on Exercise (1)     Realized ($)      at 6/30/97 (1.2)               at 6/30/97 (1.2)
-----------------------------------------------------------------------------------------------------------
                                                 Exercisable  Unexercisable     Exercisable   Unexercisable
Douglas P. Morris    -0-               -0-        100,000              0         $   0         $     0
Larry Meek           -0-               -0-        217,500        137,500         $   0         $     0
Frank Lucchese       -0-               -0-         57,500         87,000         $   0         $     0
Reese Howell, Jr.    -0-               -0-              0        250,000         $   0         $     0



         1 An "In-the-Money" stock option is an option for which the market price of the company's Common Stock underlying the option on June 30, 1997 exceeded the option exercise price. The value shown is calculated by multiplying the number of unexercised options by the difference between (i) the average of the bid and ask price for the Common Stock on the NASDAQ Small Cap Market on June 30, 1997 of $1.00 and (ii) the exercise price of the stock options of $1.00.

         The Company has not granted any stock appreciation rights.

         2 On June 29, 1997 the Company offered and various employees agreed to cancel one half of their outstanding options in consideration of reducing the Exercise Price from $3.00 to $1.00. Mr. Meek canceled 355,000 options shares. Mr. Lucchese canceled 145,000 options shares. Mr. Howell canceled 250,000 option shares.

Compensation of Directors

         During the year ended June 30, 1997 the Company paid no compensation to directors except under employment agreements set forth above in the Summary Compensation Table and below in "Employment Agreements."

Employment Agreements

         The  Company  is  currently  a  party  to  the   following   Employment
Agreements:

     Douglas P. Morris. In July 1994, the Company and Mr. Morris entered into an Employment Agreement for a five year term. The agreement provides for a first year salary of $24,000 which will increase by ten percent per year. Under his Employment Agreement Mr. Morris is required to devote only part-time to the service of the Company. Mr. Morris has been granted options to purchase 100,000 shares of the Company's common stock. (See "Present Shareholders.")

         Larry D. Meek. On June 28, 1995, the Company and Mr. Meek entered into a three year Employment Agreement. The agreement provides for a signing bonus of $50,000 and a salary of $125,000 with annual cost of living adjustments not greater than 10%. Mr Meek is eligible for bonuses in subsequent years subject to the discretion of the Board of Directors. Mr Meek has been granted options to purchase 560,000 shares at $3.00 of the Company's common stock. Mr. Meek was granted 150,000 share options at $3.00 in July 1996. In June 1997, Mr. Meek canceled 355,000 options shares in consideration of the reduction in the Exercise Price from $3.00 to $1.00. The Company has agreed to use its best effort to register the option shares on Form S-8.

     Frank Lucchese. On June 28, 1995, the Company and Mr. Lucchese entered into a three year Employment Agreement. The agreement provides for a salary of $85,000 with annual cost of living adjustments not greater than 10%. Mr. Lucchese is eligible for bonuses in subsequent years subject to the discretion of the Board of Directors. Mr. Lucchese has been granted options to purchase 140,000 shares at $3.00 of the Company's common stock. Mr. Lucchese was granted 150,000 options on the Company's shares at $3.00 in July, 1996. In June 1997, Mr. Lucchese canceled 145,000 option shares in consideration of the reduction in the Exercise Price from $3.00 to $1.00. The Company has agreed to use its best effort to register the option shares on Form S-8.

     Martha Marroquin. On September 26, 1995, the Company and Ms. Marroquin entered into a three year Employment Agreement. The agreement provides for a salary of $45,000 with annual cost of living adjustments not greater than 10%. Ms. Marroquin is eligible for bonuses in subsequent years subject to the discretion of the Board of Directors. Ms. Marroquin has been granted options to purchase 50,000 shares at $3.00 of the Company's common stock. In June 1997, Ms. Marroquin canceled 25,000 option shares in consideration of the reduction of the Exercise Price from $3.00 to $1.00. The Company has agreed to use its best effort to register the option shares on Form S-8.

     Reese Howell Jr. On January 31, 1997, the Company and Mr. Howell entered into a five year Employment Agreement. The agreement provides for a salary of $90,000 with annual cost of living adjustments not greater than 10%. Mr. Howell is entitled to a bonus of 7.5% of pre-tax profits of SLM and ADR until such time as his annual compensation reaches $150,000. After the $150,000 threshold is met, Mr. Howell is entitled to an additional bonus of 1.5% of the pre-tax profits of SLM and ADR. Mr. Howell has been granted time based and performance based options to purchase 500,000 shares of the Company's stock at $3.00 per share. The performance based options are contingent on the profitability of SLM and ADR. In June 1997, Mr. Howell agreed to cancel 250,000 options shares in consideration of the reduction in the Exercise Price from $3.00 to $1.00.

     Roger Davis. On January 31, 1997, the Company and Mr. Davis entered into a five year Employment Agreement. The agreement provides for a salary of $90,000 with annual cost of living adjustments not greater than 10%. Mr. Davis is entitled to a bonus of 7.5% of pre-tax profits of SLM and ADR until such time as his annual compensation reaches $150,000. After the $150,000 threshold is met,

Mr. Davis is entitled to an additional bonus of 1.5% of the pre-tax profits of SLM and ADR. Mr. Davis has been granted time based and performance based options to purchase 500,000 shares of the Company's stock at $3.00 per share. The performance based options are contingent on the profitability of SLM and ADR. In June 1997, Mr. Davis agreed to cancel 250,000 option shares in consideration of the reduction in the Exercise Price from $3.00 to $1.00.


Future Incentive Plans

     The Company will likely adopt additional incentive compensation plans which might include incentive stock options, pension plans, or a profit sharing plan. The Company offers to employees a 401K plan. The Company made no contribution to the plan for the year ending June 30,1997.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

Security Ownership of Certain Beneficial Owners

     The following table sets forth information regarding shares of the Company's common stock beneficially owned as of September 20, 1997 by: (i) each officer and director of the Company; (including the officers and directors of USCF, SLM, and ADR) (ii) all officers and directors as a group (including the officers and directors of USCF, SLM, and ADR); and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

Douglas P. Morris(1)(2)                      448,765                  7.9%
515 Red Cypress Road
Cary, IL 60013

Howard D. Talks(1)(3)                        451,384                  7.9%
P.O. Box 250
Palm Beach, FL 33480

Larry D. Meek (1)(4)                         375,401                  6.6%
17W220 22nd St.. #420
Oakbrook Terrace, IL  60181

Frank Lucchese(1)(5)                         161,028                  2.8%
17W220 22nd St.. #420
Oakbrook Terrace, IL 60181

Reese Howell Jr. (1)(6)                      805,500                 14.1%
102 West 500 South #300
Salt Lake City, Utah    84101

Roger Davis    (1)(6)                        794,500                 13.9%
102 West 500 South #300
Salt Lake City, Utah    84101

Laurence J. Pino                             308,257                  5.4%
c/o Open University
Orlando, FL  33480

All Officers and Directors                   2,875,550               50.4%
as a group (5 people)

-----------

         (1) Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Each of the above-listed persons is an officer and/or director of the Company and/or USCF, SLM, and ADR.

         (2) A total of 208,527 of these shares are owned by Mr. Morris. The remaining 140,239 shares are owned by Hyacinth Resources. Inc., an affiliate of Mr. Morris. The number of shares listed includes 100,000 shares which may be issued upon the exercise of an option exercisable at a price of $1.00 per share. (See "Management Employment Agreement).

         (3) Mr. Talks and his wife Carol Hall are joint owners of these shares. The total includes 100,000 shares which may be issued upon the exercise of an option exercisable at a price of $1.00 per share.

         (4) The total includes up to 355,000 shares which may be issued upon the exercise of stock options granted in connection with Mr. Meek's employment at an exercise price of $1.00 per share (See Management Employment Agreement).

         (5) The total includes up to 145,000 shares which may be issued upon the exercise of stock options granted in connection with Mr. Lucchese's employment at an exercise price of $1.00 per share (See "Management Employment Agreement).

     (6) The total includes shares issued in the stock for stock exchange of SLM and ADR, 304,500 shares to Mr. Howell and 295,500 shares to Mr. Davis, respectively. In addition, 250,000 shares are being held in escrow for both Mr. Howell and Mr. Davis based on a profitability operation formula of SLM and ADR. The total also includes 250,000 shares for both Mr. Howell and Mr. Davis which may be issued upon the exercise of an option at $1.00 per share. These shares relate to certain employment agreements between Mr. Howell and Mr. Davis, 75,000 shares are time based option shares and 175,000 are performance option shares based on a profitability formula of SLM and ADR. (See "Management Employment Agreement")

     (7) The company has 4,406,471 shares outstanding on September 15, 1996. Options held by directors, officers, and others totaled 1,680,000 shares.

Warrants and Options

     There are currently outstanding various warrants and options which, if exercised, will result in the issuance of additional shares of the Company's common stock. There are outstanding warrants and options entitling the holders to purchase 1,680,000 shares of the Company's common stock at prices ranging from $1.00 to $3.50. (See "Footnote 8 to Financial Statements.")



Security Ownership of Management

         See Item 4(a) above.

Changes in Control

         No changes in control of the Company are currently contemplated.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS


Parents of Company

     On January 31, 1997, the Company acquired Salt Lake Mortgage Corp. ("SLC") and Advantage Realty Corp. ("ADR"). The Company issued 1,100,000 shares of its common stock in connection with the acquisition of SLM and ADR. Reese Howell, Jr. who is now an officer and director of the Company, was issued shares of the Company's common stock, granted stock options and hired as an employee in connection with such acquisition. Roger D. Davis, whose daughter is now a director of the Company, was issued shares of the Company's common stock, granted stock options and hired as an employee in connection with such acquisition. A Form 8-K was previously filed in connection with such acquisition. Neither Mr. Howell nor Mr. Davis were affiliated with the Company prior to such acquisition.

         The only parents of the Company, as defined in Rule 12b-2 of the Exchange Act, are the officers and directors of the Company. For information regarding the share holdings of the Company's officers and directors, see Item 11.



ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
FORM 8-K

         A. The Exhibits which are filed with this Report or which are incorporated herein be reference are set forth in the Exhibits Index which appears on page 54.

         B. The Company filed a Form 8-K on January 31, 1997 reporting the stock for stock exchange in the SLM and ADR acquisition.

REMAINDER OF PAGE INTENTIONALLY LEFT BLANK

                               INDEX TO EXHIBITS

      The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference.
                                                               Location on
Exhibit                                                         SEC Document
Number                  Exhibit                                 Reference

   3.1      Certificate of                                   S-18 Registration
            Incorporation                                 Statement 33-37436-C

   3.2      Bylaws                                           S-18 Registration
                                                         Statement 33-374336-C

   3.3      Amendment to Certificate of                      Form 10-KSB, 1995
            Incorporation

 10.1       Agreement and Plan of Merger - USCF            Form 8-K July, 1994

 10.2       Stock Option - Laurence J. Pino                  Form 10-KSB, 1994

 10.3       Stock Option - Douglas P. Morris                 Form 10-KSB, 1994

 10.4       Stock Option - Howard D. Talks                   Form 10-KSB, 1994

 10.5       Form Indemnification Agreement                   Form 10-KSB, 1994
              (Identical Agreement for all officers
               and directors)

10.6        Employment Agreement-Larry Meek                  Form 10-KSB, 1995

10.7        Employment Agreement-Frank Lucchese              Form 10-KSB, 1995

10.8        Loan and Security Agreement                      Form 10-KSB, 1996

10.9        Agreement and Plan of Merger      Form 8-K filed February 18, 1997

10.10.      Escrow Agreement                  Form 8-K filed February 18, 1997

10.11       Employment Agreement - Reese Howell, Jr.            Form 8-K filed
                                                             February 18, 1997

10.12.      Employment Agreement - Roger Davis Form 8-K filed February 18, 1997

10.13.      Stock Option Agreement - Reese Howell, Jr.  Form 8-K filed February
                                                                       18, 1997

10.14       Stock Option Agreement - Roger Davis    Form 8-K filed February 18,
                                                                          1997

 21.1       Subsidiaries of Registrant                       Form 10-KSB, 1996

                                      SIGNATURES

         In accordance with Section 13 or I 5(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CELTIC INVESTMENT, INC.



                                        /s/ Douglas P. Morris
Date: September 29, 1997               By:  Douglas P. Morris
                                            President




                                        /s/ Frank Lucchese
Date: September 29, 1997                By: Frank Lucchese
                                            C.F.O.

         In accordance with the Securities Exchange Act this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                  Capacity                 Date


                                  Douglas P. Morris
                                  Director                 September 29, 1997

                                  Larry D. Meek
                                  Director                 September 29, 1997

                                  Frank Lucchese           September 29, 1997
                                  Director