Form 10KSB/A
period 1997-06-30
CELTIC INVESTMENT INC
filed 1997-10-06
CIK 869497

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB/A

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


                                       MCGLADREY & PULLEN, LLP


Chicago, Illinois
August 13, 1997

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30, 1997 and 1996


ASSETS                                                        1997    1996
----------------------------------------------           ----------- ----------

Cash and cash equivalents                                  $941,789   $450,864
Mortgage loans held for sale                                113,786          -
Receivables                                               5,209,907  3,676,862
Notes receivable                                            426,037     69,485
Loans receivable                                            123,441
Prepaid expenses and other assets                           162,564      7,713
                                                         ----------- ----------

            Total current assets                          6,977,524  4,204,924
                                                         ----------- ----------

Furniture, fixtures and equipment, net of accumulated
  depreciation 1997 $127,912; 1996 $32,205                 145,218      61,803
Deferred finance fees, net of accumulated amortization
  1997 $90,157; 1996 $12,880                               111,674     158,951
Goodwill, net of accumulated amortization in 1997 of       676,670           -
  $19,333
                                                         ----------- ----------
                                                           933,562     220,754
                                                         ----------- ----------

            Total assets                                 $7,911,086  $4,425,678
                                                         =========== ==========

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

June 30, 1997 and 1996



                                                          1997          1996
----------------------------------------------        -----------    ----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                         $2,448,060    $         -
Due to factoring clients                               1,404,072      1,321,829
Current portion of long-term debt                         22,016              -
Accounts payable and accrued expenses                    293,772        263,804
                                                      -----------    ----------
            Total current liabilities                  4,167,920      1,585,633
                                                      -----------    ----------

Long-Term Debt, less current portion                      40,257              -
                                                      -----------    ----------

Stockholders' Equity
  Common stock, $.001 par value; authorized 25,000,000
shares; issued and outstanding 1997 3,906,471;
    1996 3,306,471 shares                                  3,906          3,306
  Additional paid-in capital                           5,076,054      4,232,904
  Accumulated deficit                                 (1,313,159)    (1,324,889)
                                                      -----------    ----------
                                                       3,766,801      2,911,321
  Less notes receivable and interest receivable from
    stockholders                                         (63,892)       (71,276)
                                                      -----------    ----------
                                                       3,702,909      2,840,045
                                                      -----------    ----------

                                                      $7,911,086     $4,425,678
                                                      ===========    ==========

See Notes to Consolidated Financial Statements.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended June 30, 1997 and 1996


                                                    1997         1996
---------------------------------------------- ------------- -----------
Revenues:
  Factoring income                                $1,424,363  $1,141,802
  Commission income                                  268,600           -
  Mortgage fee income                                228,418           -
  Interest                                           102,548      82,898
  Other                                                    -      21,063
                                               ------------- -----------
          Total revenue                            2,023,929   1,245,763

Interest expense                                     258,781      35,026
                                               ------------- -----------

          Revenue after interest expense           1,765,148   1,210,737

Provision for credit losses                           18,460           -
                                               ------------- -----------

          Revenue after interest expense and
            provision for credit losses            1,746,688   1,210,737
                                               ------------- -----------

Operating Expenses:
  Salaries and employee benefits                     766,770     464,002
  Occupancy                                          159,577     105,498
  Servicing costs                                     81,217     265,655
  Commissions and other costs                        202,259           -
  Professional fees                                  233,504     204,855
  Amortization of goodwill                            19,333           -
  Other                                              272,298     340,729
                                               ------------- -----------
          Total operating expenses                 1,734,958   1,380,739
                                               ------------- -----------

          Income (loss) before income taxes           11,730   (170,002)

Income taxes                                               -           -
                                               ------------- -----------

          Net income (loss)                     $     11,730  $(170,002)
                                               ============= ===========

Net income (loss) per common share              $       0.00  $    (.05)
                                               ============= ===========

Weighted average number of common shares
  and common stock equivalents outstanding         3,559,166   3,441,551
                                               ============= ===========

               See Notes to Consolidated Financial Statements.












                                   - 19 and 20 -

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years ended June 30, 1997 and 1996



                                                                                  Note
                                                     Additional               Receivable          Total
                                  Common Stock        Paid-in     Accumulated     from         Stockholders'
                                Shares    Amount      Capital       Deficit    Stockholders       Equity
--------------------------------------------------------------------------------------------------------------

Balance, June 30, 1995        3,328,271   $3,328    $4,281,932    $(1,154,887)    $   -          $3,130,373

Common stock repurchased       (21,800)     (22)     (49,028)            -            -             (49,050)
  and canceled

Advances on note receivable        -          -           -              -      (20,000)            (20,000)
  from director-stockholder

Advances on notes                  -          -           -              -      (51,276)            (51,276)
  receivable from officer-
  stockholders

Net (loss)                         -          -           -          (170,002)        -             (170,002)
---------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996      3,306,471      3,306   4,232,904       (1,324,889)  (71,276)           2,840,045

Repayment on notes                 -          -           -              -        7,384                7,384
  receivable from director-
  stockholders

Common stock issued in       600,000        600     843,150              -            -              843,750
  acquisition

Net Income                        -          -           -            11,730          -               11,730
----------------------------------------------------------------------------------------------------------------
Balance, June 30, 1997     3,906,471     $3,906  $5,076,054      $(1,313,159)   $(63,892)         $3,702,909
================================================================================================================


See Notes to Consolidated Financial Statements.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended June 30, 1997 and 1996


                                                      1997             1996
---------------------------------------------- ----------------- ---------------
Cash Flows From Operating Activities
   Net Income (loss)                                     $11,730     $(170,002)
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
Provision for credit losses                               18,460              -
Depreciation                                              42,241         17,775
Amortization of deferred finance fees                     77,277         12,880
Amortization of goodwill                                  19,333              -
Loss on disposal of furniture, fixtures and equipment          -          6,013
Change in assets and  liabilities, net of effects
  from  purchase  of Salt Lake Mortgage Company:
(Increase) in receivables                             (1,528,242)    (2,217,284)
(Increase) in loans receivable                          (123,441)             -
(Increase) in mortgage loans held for sale              (113,786)             -
(Increase) decrease in prepaid expenses and other asset (123,737)        14,011
(Decrease) increase in accounts payable and accrued     (116,623)        37,670
expenses
Increase in due to factoring clients                      82,243        999,653
                                               ----------------- --------------
Net cast (used in) operating activities              (1,754,545)    (1,299,284)
                                               ----------------- --------------

Cash Flows From Investing Activities
Cash acquired on purchase of Salt Lake Mortgage          253,905              -
   Corporation
Acquisition costs paid on purchase of Salt Lake          (69,985)             -
   Mortgage Corporation
Advances on notes receivable                           (672,838)       (69,485)
Payments received on notes receivable                    316,286              -
Purchase of furniture, fixtures and equipment            (3,690)        (5,831)
Advances on notes receivable from stockholders                 -       (71,276)
Payment received on notes receivable from stockholders     7,384              -
                                               ----------------- --------------
Net cash (used in) investing activities                (168,938)      (146,592)
                                               ----------------- --------------

Cash Flows From Financing Activities
Payments on long-term debt                               (3,652)              -
Repurchase and cancellation of common stock                    -       (49,050)
Payment of deferred finance fees                        (30,000)      (171,831)
Proceeds from private debt placement                           -       500,000
Repayment of private placement debt                            -      (500,000)
Net proceeds from notes payable                        2,448,060             -
                                               ----------------- --------------
Net cash provided by (used in) financing activities    2,414,408      (220,881)
                                               ----------------- --------------
Net increase (decrease) in cash and cash equivalents 490,925 (1,666,757) Cash and cash equivalents:
Beginning                                                450,864      2,117,621
                                               ----------------- --------------
Ending                                                  $941,789       $450,864
                                               ================= ==============




                                      - 22 and 23 -

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

Years Ended June 30, 1997 and 1996


                                                        1997            1996
----------------------------------------------      -------------   -----------

Supplemental Disclosure of Cash Flow Information
Cash paid for interest                              $   258,781      $   22,146
Supplemental Disclosure of Noncash Financing and
Investing Activities
Debt incurred for the purchase of furniture, fixtures, $43,485               -
  and equipment and prepaid expenses
Acquisition of Salt Lake Mortgage Corporation:
Cash acquired                                         $253,905
Other current assets acquired                           23,263
Long-term assets acquired                              106,595
Goodwill                                               696,004
Current liabilities assumed                           (152,530)
Long-term liabilities assumed                          (13,502)
Acquisition costs incurred                             (69,985)
                                               ----------------
Common stock issued                                  $  843,750
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

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following unaudited pro forma consolidated results of operations for the years ended June 30, 1997 and 1996, as though Salt Lake Mortgage had been acquired as of July 1, 1995, are as follows:



                                                 -------------- ------------
                                                      1997          1996
                                                 -------------- ------------
Revenue                                              $2,774,000   $2,446,000
Net income                                              189,000      130,000
Net income per share                                       0.05         0.03

     The above amounts represent the effect of combining actual results of operations and recording the effect of amortization of goodwill. The Company believes no other adjustments are necessary. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date on the basis assumed above.

Note 2.       Business Combination (Continued)

     The Company acquired the following assets and liabilities in the merger:


    Cash                                                           $253,905
    Accounts receivable                                              23,263
    Goodwill                                                        696,004
    Other assets                                                    106,595
                                                          -----------------
                                                                  1,079,767


    Accounts payable and accrued expenses                           132,195
    Other liabilities                                                33,837
      Acquisition costs paid                                         69,985
                                                          -----------------
      Total consideration                                          $843,750
                                                          =================
                                      -28-

         Note 3.  Receivables and Notes and Loans Receivable

     Receivables at June 30, 1997 and 1996, are summarized as follows:

                                                      1997         1996
                                                  ------------- -----------
Factored invoices on a recourse basis              $  5,309,306 $ 3,679,326
Factored invoices on a nonrecourse basis                      -      72,269
                                                  ------------- -----------
                                                      5,309,306   3,751,595

Less allowance for credit losses                       (99,399)    (74,733)
                                                  ------------- -----------
                                                   $  5,209,907 $ 3,676,862

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

     The following is an analysis of the activity in the allowance for credit losses:



                                                      1997         1996
                                                 ----------- --------------

  Balance at beginning of year                    $   74,733   $     74,733
   Provision for credit losses                        18,460              -
       Recoveries                                     10,255              -
   Charge-offs                                       (4,049)              -
                                                 ----------- --------------
  Balance at end of year                          $   99,399   $     74,733
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

     The Company has debt obligations for the purchase of certain equipment. The notes are payable in monthly installments totaling $2,389 and are collateralized by the equipment purchased. The notes bear interest at a rate of 10% and 15% per annum. Aggregate maturities required at June 30, 1997, are as follows:


  Year ending June 30:
   1998                                                     $           22,016
   1999                                                                 24,297
   2000                                                                 15,960
                                                            ------------------
                                                            $           62,273
                                                            ==================




Note 6.     Income Taxes

     The deferred tax assets and liabilities consist of the following components as of June 30, 1997 and 1996:

                                                     1997              1996

                                              -----------------   -------------
Deferred tax assets:
  Allowance for doubtful accounts             $       38,300       $    27,800
  Loss carryforwards                                 477,900           482,800
  Other                                                    -            23,000
                                              -----------------   -------------

                                                     516,200           533,600

  Less valuation allowance                           516,200           533,600
                                              -----------------   -------------
                                              $            -       $        -
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

                                                   1997               1996

                                               -------------    ---------------
  Net income (loss):
   As reported                               $     (11,730)    $      (170,002)
   Pro forma                                      (123,684)           (170,002)

Net income (loss) per share:
   As reported                                        0.00                (.05)
   Pro forma                                          (.03)               (.05)


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

     A summary of the status of the Company's stock options and warrants as of June 30, 1997 and 1996, and changes during the years then ended is presented below:

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 1997                           1996

                      ---------------------------    --------------------------
                                        Weighted                      Weighted
                                        Average                       Average
                                        Exercise                      Exercise
                         Shares          Price          Shares         Price
                      ---------------  -----------  -------------  ------------
  Options outstanding,

   beginning of year      4,013,801    $     3.77       4,678,801  $       3.96

  Options granted         1,507,500          3.00         835,000          3.01

  Options exercised             -              -              -              -

  Options expired       (3,841,301)          3.99     (1,500,000)          1.00

                      ---------------  -----------  -------------  ------------
                          1,680,000    $     1.32       4,013,801  $       3.77
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

     Because the Company has potential common stock outstanding, stock purchase warrants, and stock options to employees, as discussed in Note 8, the Company will be required to present basic and diluted earnings per share (EPS). If the Company had applied Statement No. 128 in the accompanying financial statements, the following per share information would have been reported.

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

Note 11.       New Accounting Pronouncements (Continued)


                                     Years Ended June 30,
                    -------------------------------------------------------
                               1997                         1996
                    -------------------------------------------------------
                      Basic EPS     Diluted        Basic EPS     Diluted
                                      EPS                          EPS
                    -------------------------------------------- ----------
                          .00        .00             (.05)      (.05)
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

                                       CELTIC INVESTMENT, INC.



                                        /s/ Douglas P. Morris
                                        --------------------------
Date: October 3, 1997                   By:  Douglas P. Morris
                                             President




                                        /s/ Frank Lucchese
                                        ---------------------------
Date: October 29, 1997                  By: Frank Lucchese
                                            C.F.O.

         In accordance with the Securities Exchange Act this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                  Capacity                 Date


                                   /s/ Douglas P. Morris
                                  _______________________
                                  Douglas P. Morris
                                  Director                 October 3, 1997


                                   /s/ Larry D. Meek
                                  _______________________
                                  Larry D. Meek
                                  Director                 October 3, 1997


                                   /s/ Frank Lucchese
                                  _______________________
                                  Frank Lucchese           October 3, 1997
                                  Director