Form 10QSB
period 1997-09-30
CELTIC INVESTMENT INC
filed 1997-11-17
CIK 869497

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-14189

                             CELTIC INVESTMENT, INC.
           (Name of Small Business Issuer as specified in its charter)

                    Delaware                             36-3729989
              ---------------------                    --------------
          (State or other jurisdiction of             (I.R.S. employer
           incorporation or organization               identification
                                                            No.)

                          17W220 22nd St., Suite 420
                          Oakbrook Terrace, Il  60181
                    --------------------------------------
                   (Address of principal executive offices)


         Issuer's telephone number, including area code: (630) 993-9010

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

     Securities registered pursuant to Section 12(g) of the Exchange Act: $.001 Par Value Common Stock

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes x No.


     Common Stock outstanding at November 13, 1997 - 3,906,471 shares of $.001 par value Common Stock.








                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           CELTIC INVESTMENT, INC.


                   For the Quarter Ended September 30, 1997

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                  Part I - Financial Information


Item 1.     Financial Statements:
                  Condensed Consolidated Balance Sheet--
                    September 30, 1997 and June 30, 1997                      3
                  Condensed Consolidated Statements of Operations--
                    for the three Months ended September 30, 1997 and 1996    4
                  Condensed Consolidated Statements of Cash Flows--
                    for the three Months ended September 30, 1997 and 1996    5
                  Notes to Condensed Consolidated Financial Statements        6

Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations--General                         7

                  Part II - Other Information

Item 1.     Legal Proceedings                                                11

Item 2.     Changes in Securities                                            11

Item 3.     Defaults Upon Senior Securities                                  11

Item 4.     Submission of Matters to a Vote of Security Holders              11

Item 5.     Other Information                                                11

Item 6(a).  Exhibits                                                         11

Item 6(b).  Reports of Form 8-K                                              11

                           CELTIC INVESTMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                    ASSETS


                                                      September 30, 1997     June 30, 1997
                                                      ------------------    ----------------

Cash                                                   $    886,463           $   941,789
Receivables                                               7,649,980             5,890,308
Furniture, fixtures and equipment, net of accumulated
     depreciation                                           129,988               145,218
Goodwill                                                    665,070               676,670
Deferred finance fees, net of accumulated amortization       92,355               111,674
Prepaid Expenses and other assets                           509,818               158,824
                                                        ---------------      --------------
      Total assets                                     $  9,933,674            $ 7,924,483
                                                        ===============      ==============



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                      332,620                315,788
Due to factoring clients                                 2,060,684              1,404,072
Note Payable - line of credit (Capital Factors)          3,897,556              2,448,060
Long Term Debt                                         ----------------     ---------------

      Total liabilities                                  6,290,861              4,208,177

Commitments and contingencies

Stockholders' equity:
      Preferred stock
      Common stock                                          3,907                   3,907
      Additional paid-in capital                        5,076,054               5,076,054
      Accumulated deficit                              (1,375,234)             (1,299,762)
                                                      -----------------    ----------------

            Total stockholders' equity                  3,704,727               3,780,198

Less notes receivable and interest receivable from
      stockholders                                        (61,914)                (63,892)
                                                      -----------------    ----------------
                                                        3,642,813               3,716,306
                                                      -----------------    ----------------

      Total liability and stockholders' equity        $ 9,933,674           $   7,924,483
                                                      =================    ================

                  See accompanying notes to consolidated financial statements


                              CELTIC INVESTMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                Three Months Ended    Three Months Ended
                                                September 30, 1997    September 30, 1996
                                                ------------------    -------------------

Revenues:
      Factoring income                          $     471,546         $  337,612
      Mortgage Origination Income                     229,334                  0
      Realty Commission                                74,342                  0
      Other                                                 0             35,139
                                                ----------------     -------------
                   Total revenues                     775,221            372,751

      Interest expense                                121,564             24,156
                                                ----------------     -------------

      Income after interest expense                   653,657            348,595


Operating Expenses:
      Salaries and employee benefits                   269,471           132,263
      Occupancy                                        125,479            25,724
      Servicing costs                                   14,679            18,230
      Professional fees                                119,740            64,535
      Goodwill amortization                             11,600                 0
      Other                                            187,889            65,311
                                                ---------------    --------------
                   Total operating expenses            729,128           306,063


      Net Income (loss)                          $     (75,471)      $    42,532
                                                ===============    ==============

Primary earnings per share                       $      ( 0.02)      $      0.01
                                                ===============    ==============

Fully diluted earnings per share                        ( 0.02)      $      0.01
                                                ===============    ==============

Weighted average shares outstanding                  4,036,812         3,439,356
                                                ===============    ==============


            See accompanying notes to consolidated financial statements

                              CELTIC INVESTMENT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)


                                                                        Three Months Ended    Three Months Ended
                                                                        September 30, 1997    September 30, 1996
                                                                        ------------------    ------------------

Cash flows from operating activities
      Net income (loss)                                                  $      (75,471)       $       45,532
      Adjustments to reconcile net income loss to net cash (used in)
          operating activities:
             Allowance for losses
             Depreciation                                                        18,028                 4,561
             Amortization of Goodwill                                            11,600                     0
             Amortization of deferred finance fees                               19,319                19,319

      Changes in operating assets and liabilities:
          (Increase) decrease in receivables                                 (2,123,877)              161,948
          (Increase) decrease loans receivables                                 224,905                     0
          (Increase) decrease in accounts payables                              (13,576)              (85,259)
          Increase in accounts payable and accrued liabilities                  111,119                     0
          Increase (decrease) in payables due to factoring clients              656,612              (141,841)
          (Increase) in other assets                                             30,285               (10,682)
                                                                        -------------------    ----------------

            Net cash (used in)
                operating activities                                         (1,252,175)               (9,422)
                                                                        -------------------    ----------------
Cash flows from investing activities -
           Purchase of furniture, fixtures and equipment                        (2,798)               (1,726)

                    Sale of furniture, fixtures, and equipment                       0                   0
                                                                        -------------------    -----------------
              Net cash (used in)/ investing activities                          (2,798)               (1,726)
                                                                        -------------------    -----------------
Cash flows from financing activities:

            Advances from note payable                                       1,199,647                69,936
            Repurchase and cancellation of shares                                    0                   0
                                                                        -------------------    -----------------
               Net cash provided by financing
                    activities                                               1,199,647                69,936
                                                                        -------------------    -----------------

Decrease in cash during the period                                             (55,326)              (58,788)

Cash at beginning of period                                                    941,786               450,864
                                                                        -------------------    -----------------

Cash at end of period                                                    $     886,463           $   509,652

                                                                        ===================    =================


            See accompanying notes to consolidated financial statements

                             CELTIC INVESTMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           --------------------------


1.    General

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments consisting of only normal recurring adjustments necessary to present fairly its financial position as of September 30, 1997 and the results of its operations for the three months ended September 30, 1997 and 1996 and cash flows for the three months ended September 30, 1997 and 1996. The statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and the footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997. The results of operations for the three months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

 3.   Commitments and Contingencies

      The Company has not entered into new agreements during the period that contain any long term commitments or contingencies.

                                 PART 1 - ITEM 2

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATION

Overview

      The Company is a diversified financial services company engaged, through its wholly owned subsidiaries, in the business of purchasing accounts receivables, residential mortgage origination, and residential real estate sales. The Company's subsidiary, U.S. Commercial Funding Corporation (USCF), commenced operations in July, 1994. The Company's subsidiary Salt Lake Mortgage Corporation (SLM), a residential mortgage loan originator, and the Company's subsidiary Advantage Realty Inc. (ADR), a real estate brokerage operation were acquired by the Company in January 1997 in a merger transaction.

Results of Operations

      The following discussion and analysis in the table below presents the significant changes in financial conditions and results of continuing operations of the Company and is categorized by the Company's subsidiaries for the three months ended September 30, 1997 and 1996. The discussion below of SLM and ADR results of operations do not make a comparison to the same period for the three months ending September 30, 1996 for the following reasons: first, SLM and ADR were accounted for as one business entity through January 30, 1997 and were not acquired by the Company until February 1, 1997; and second, expenses were handled on more of a monthly cash basis rather than the current accrual method. Both of these reasons distort the analysis of a comparative three month period. This discussion should be read in conjunction with the consolidated financial statement and notes thereto (in thousand).

Revenues                                  1997        1996
                                          ----        ----
      USCF                                 471         343
      SLM                                  229           0
      ADR                                   74           0
                                            --          --
      Total Revenue                        774         343

Operating Expense
      Interest                             122          24
      USCF                                 297         244
      SLM                                  276           0
      ADR                                  119           0
      Corporate (Celtic)                    37          33
                                            --          --
      Total Operating Expense              732         218
                                           ---         ---
Operating Profit (Loss)
      USCF                                  67          76
      SLM                                 (60)           0
      ADR                                 (45)           0
      Corporate                           (37)        (33)
                                          ----        ----

      Total Operating Profit (Loss)       (75)          44
                                          ----          --
Income Tax Expense                           0           0
Net Income (Loss)                         (75)          44

Revenues

      Revenues increased $402,470 (108%) to $775,221 for the three months ended September 30, 1997 compared to $372,751 for the three months ended September 30, 1996. A total of $303,672 of the revenue increase is attributed to the revenues of SLM and ADR during the three months ended September 30, 1997. No revenues were attributed to SLM or ADR for the three months ended September 30, 1996.

      USCF revenues increased by $128,000 for the three months ending September 30, 1997, a 37% increase from the three months ending September 30, 1996. The major reason for the increase is the total volume of purchased accounts receivable increased from $8,031,000 to $14,493,000, a 80% increase. The disproportional ratio of total revenue increase of 37% compared to the total accounts receivable volume increase of 80% results from overall lower factor fees earned. The lower fees earned is a result of a more competitive general market. Additionally, during the last 12 months, the average size of USCF's factored transactions have increased. The increased size of the transaction usually yields a lower factor fee.

      SLM is a mortgage broker engaged in originating and selling conventional as well as government guaranteed, non-conforming and sub-prime loans. SLM earned revenues of $229,000 for the three month period ending September 30, 1997. As stated above, there is no comparable results of operations available for SLM for the three month ended September 30, 1996. However, total revenues for the three months ended September 30, 1997 were not as great as anticipated. In order to increase revenues, SLM has hired a new Vice President of Sales and Marketing.

      ADR is a real estate brokerage company which primarily operates in the State of Utah. As stated above, there is no comparable results of operations available for ADR for the three month ended September 30, 1996. However, total revenues for the three months ended September 30, 1997 were not as great as anticipated. ADR's revenues are derived from commissions earned in connection with the purchase and sale or real estate. Its revenues are dependent upon it obtaining real estate listings and upon the closing of purchase and sales transactions. Prior to June 1997, ADR had conducted limited business operations. It is now operating on a more full scale basis and it anticipates that its revenues will increase over the next year. However, it is dependent upon real estate listings and closings for its revenues and it does compete with numerous real estate brokerage companies which have greater name recognition, longer operating histories and more sales personnel.

Operating Expense

      Interest expense totaled $122,000 for the three months ending September 30, 1997 compared to $24,000 for the three months ending September 30, 1997. The primary reason for the increase was USCF's utilization of its line of credit to fund account receivable purchases. Although the line of credit was in place during the quarter ended September 30, 1996, USCF had drawn down on the line of credit in limited amounts. As of September 30, 1996, the amount drawn down on the line of credit was $69,936. As USCF's factoring business was increased over the past year, it was drawn down larger amounts from the line of credit and as of September 30, 1997, the amount due on the line of credit was $3,897,556. The increase in the use of the line of credit has resulted in the increase in interest expense. The total amount of receivables purchased for the quarter ended September 30, 1997 was $14,493,000 compared to $8.031,000 for the quarter ended September 30, 1996.

      USCF's operating expense, not including interest, for the three months ending September 30, 1997 totaled $296,000 or an increase of $44,000 or 22% from the three months ending September 30, 1996. The primary reasons for this increase are as follows: (i) during the three months ending September 30, 1997, factored accounts receivable volume increased by 80% over the three months ended September 30, 1996. This volume increase proportionately increases expenses including: sales commission and promotion; salaries and benefits, and supplies and postage; (ii) USCF accrued $18,000 in credit losses for the three months ending September 30, 1997, there was no accrual for credit losses for the three months ending September 30, 1996; and (iii) for the three months ended September 30, 1996 expenses were favorably impacted by reversal of a prior accrual for collection expense of $30,000 compared to no such accrual reversal for the three months ending September 30, 1997.

      SLM operating expenses were $276,000 for the three months ending September 30, 1997. This expense total includes: Salaries and employee benefits - $77,000, Occupancy - $30,000, and direct loan expense including origination commissions amounted to $123,000. As stated above, there are no comparable financial statements for the three months ended September 30, 1996.

      ADR operating expenses were $119,000 for the three months ending September 30, 1997. These expenses include: commissions paid to independent real estate agents - $43,000, and sales promotion including advertising expense - $10,000; and salaries and employee benefits - $38,000. As stated above, there are no comparable financial statements for the three months ended September 30, 1996.

      The Company's active business operations are conducted through wholly-owned subsidiaries. The Company, as a holding company, has limited expenses and generates no income. The Company's corporate expense increased slightly from $34,000 for the three months ending September 30, 1996 to $37,000 for the three months ending September 30, 1997.

Operating Profit (Loss)

      USCF had a operating profit of $67,000 for the three months ending September 30, 1997 compared to a operating profit of $76,000 for the three months ending June 30, 1996. The reduction of $9,000 in operating profit results from the accrual reversal described above in the discussion about USCF Operating Expenses, offset by an overall increase in USCF revenues.

      SLM had a operating loss of ($60,000) for the three months ending September 30, 1997.

      ADR had a operating loss of ($45,000) for the three months ending September 30, 1997.

      The consolidated net loss for three months ending September 30, 1997 totaled ($75,000) compared to a net profit of $43,000 for the three months ended September 30, 1996. The consolidated loss is attributed to the operating losses of SLM and ADR.

Liquidity and Capital Resources

      The Company's capital requirements will most likely increase as each of its subsidiaries grows and requires additional capital. The requirement for additional capital would provide additional resources to increase volume of purchase receivables, allow expansion of the mortgage brokerage operation, and provide financing for any potential acquisition/merger activity. Inasmuch as the Company's operations in the past were limited to USCF operations, the existing equity capital and line of credit was sufficient. However, in order to expand USCF's ability to purchase receivables on a meaningful basis and implement the Company's overall business plan, the Company will need to access additional equity and debt capital. There can be no assurance that additional capital will be available as needed.

      At September 30, 1997 the Company had total assets of $9,995,588 and total liabilities of $6,290,861. This compares to the total assets of $7,924,483 and total liabilities of $4,192,177 at June 30, 1997. The increase in net assets and liabilities is the direct result of the increased level of factoring business activity, and the acquisition of SLM and ADR. Cash at September 30, 1997 totaled $886,436 compared to $941,789 at June 30, 1997. The Company used this cash to fund additional receivable purchases, and to fund its ongoing operations. The Company intends to continue to purchase receivables through existing cash and through the use of the line of credit as well as expand its mortgage origination operation by entering into selective funding projects.

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

Forward-looking Statements

      The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements, within the meaning of section 27a of the Securities Act of 1933 and section 21e of the Securities Act, which reflect Management's current views with respect to the future events and financial performance. Such forward looking statements may be deemed to include, among other things, statements relating to anticipated growth, and increased profitability, as well as to statements relating to the Company's strategic plan, including plans to develop and increase factored receivables, loan originations, and to selectively acquire other companies. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward looking statement. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only of the date hereof.

                          PART II - OTHER INFORMATION


      Item 1Legal Proceeding.

                  USCF obtained a default judgment on October 3, 1997 against Sound Surveillance in the amount of $184,303 and against Inner City Electrical, Inc. in the amount of $53146.

                  USCF obtained a default judgment on October 6, 1997 against LPI Corp. and Magmus Mankut in the amount of $60,420.

      Item 2Changes is Securities. None.

      Item 3Defaults Upon Senior Securities.  None.

      Item 4Submission of Matters to a Vote of Security Holders .  None.

      Item 5.     Other Information.  None.

      Item 6.(a)  Exhibits.  None.

      Item 6.(b)  Reports on Form 8-K.  None.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    CELTIC INVESTMENT, INC.



Date: November 13, 1997             /s/ Douglas P. Morris
                                    ---------------------
                                    By: Douglas P. Morris
                                    President and Principal Executive Officer

Date: November 13, 1997             /s/ Frank Lucchese
                                    ------------------
                                    By: Frank Lucchese
                                    Principal Financial Officer