Form 10QSB
period 1997-12-31
CELTIC INVESTMENT INC
filed 1998-02-17
CIK 869497

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended December 31, 1997

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
            (State or other jurisdiction of                 (I.R.S. employer
            incorporation or organization                   identification
                                                                        No.)
                          17W220 22nd St., Suite 420
                          Oakbrook Terrace, Il  60181
                   (Address of principal executive offices)

       Issuer's telephone number, including area code:  (630) 993-9010

  Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: $.001 Par Value Common Stock

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.


Common Stock outstanding at February 13, 1997 - 3,906,471 shares of $.001 par value Common Stock.








                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           CELTIC INVESTMENT, INC.


                   For the Quarter Ended December 31, 1997

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:


                  Part I - Financial Information


Item 1.     Financial Statements:
               Condensed Consolidated Balance Sheet--December 31, 1997 and
                 June 30, 1997                                                 3
               Condensed Consolidated Statements of Operations--for the three
                 months ended December 31, 1997 and 1996                       4
               Condensed Consolidated Statements of Operations--for the six
                 months ended December 31, 1997 and 1996                       5
               Condensed Consolidated Statements of Cash Flows--for the six
                 Months ended December 31, 1997 and 1996                       6

               Notes to Condensed Consolidated Financial Statements            7

Item 2.     Management's Discussion and Analysis of   Financial Condition
                 and Results of Operations--General                            8


                  Part II - Other Information

Item 1.     Legal Proceedings                                                14

Item 2.     Changes in Securities                                            14

Item 3.     Defaults Upon Senior Securities                                  14

Item 4.     Submission of Matters to a Vote of Security Holders              14

Item 5.     Other Information                                                14

Item 6(a).  Exhibits                                                         14

Item 6(b).  Reports of Form 8-K                                              14

                           CELTIC INVESTMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                    ASSETS

                                             December 31, 1997    June 30, 1997

Cash                                           $  1,038,382              941,789
Receivables                                       8,758,067            5,890,308
Furniture, fixtures and equipment, net of
  accumulated depreciation                          133,492              145,218

Goodwill                                            653,470              676,670
Deferred finance fees, net of accumulated
   amortization                                      73,036              111,674
Prepaid Expenses and other assets                   710,115              158,825
                                               ----------------  ---------------
      Total assets                              $11,366,562        $   7,924,484
                                               ================  ===============



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses               335,351              329,186
Due to factoring clients                          2,896,317            1,404,072
 Note Payable - line of credit (Capital Factors)  4,483,452            2,448,060
Long Term Debt                                        2,483               40,257
                                                ------------      --------------
      Total liabilities                           7,717,603            7,924,484

Commitments and contingencies

Stockholders' equity:
      Preferred stock
      Common stock                                    3,907                3,907
      Additional paid-in capital                  5,076,054            5,076,054
      Accumulated deficit                        (1,368,634)         (1,313,160)
                                                -------------     --------------

            Total stockholders' equity            3,711,327            3,780,199

Less notes receivable and interest receivable from
      stockholders                                  (62,368)            (63,892)
                                                -------------     --------------
                                                  3,648,959            3,716,307
                                                -------------     --------------

      Total liability and stockholders' equity  $11,366,562       $    7,924,484
                                                =============     ==============

      See accompanying notes to condensed consolidated financial statements

                              CELTIC INVESTMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                          Three Months Ended  Three Months Ended
                                          December 31, 1997    December 31, 1996
Revenues:
      Factoring income                    $     546,451         $        307,001
      Mortgage Origination Income               424,571                        0
      Realty  Commission                         85,488                        0
      Interest                                   15,252                    7,113
      Other                                      18,321                   38,757
                                          -------------------  -----------------
                   Total revenues             1,090,083                  349,542

      Interest expense                          174,377                   40,764
                                          -------------------  -----------------

      Income after interest expense             915,706                  308,778


Operating Expenses:
      Salaries and employee benefits            282,563                  134,448
      Occupancy                                 158,641                   24,268
      Servicing costs                            17,329                   23,487
      Professional fees                         177,543                   58,461
      Goodwill amortization                      11,600                        0
      Other                                     248,033                   66,861
                                          -------------------  -----------------
                   Total operating expenses     895,709                  307,565


      Net Income                          $      19,997        $           1,213
                                          ===================  =================

Basic earnings per share                  $        0.01        $            0.00
                                          ===================  =================

Diluted earnings per share                $        0.01        $            0.00
                                          ===================  =================

Weighted average shares outstanding           3,906,471                3,536,271
                                          ===================  =================





       See accompanying notes to condensed consolidated financial statements

                              CELTIC INVESTMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                           Six Months Ended     Six Months Ended
                                           December 31, 1997   December 31, 1996
                                           -----------------   -----------------
Revenues:
      Factoring Income                     $     1,017,998     $         634,320
      Mortgage Origination Income                  653,905                     0
      Realty  Commission                           159,830                     0
      Interest                                      15,252                11,356
      Other                                         18,319                76,617
                                           -----------------   -----------------
                   Total revenues                1,865,304               722,293

      Interest expense                             295,941                64,920
                                           ------------------  -----------------

      Income after interest expense              1,569,363               657,373


Operating Expenses:
      Salaries and employee benefits               558,419               266,751
      Occupancy                                    284,121                49,993
      Servicing costs                               32,008                41,717
      Professional fees                            297,283               122,994
      Goodwill amortization                         23,200                     0
      Other                                        429,806               132,173
                                            -----------------   ----------------
                   Total operating expenses      1,624,837               613,628


      Net Income (loss)                      $     (55,574)     $         43,745
                                            =================   ================

Basic earnings per share                     $      ( 0.01)     $           0.01
                                            =================   ================

Diluted earnings (loss) per share            $      ( 0.01)     $           0.01
                                            =================   ================

Weighted average shares outstanding              3,906,471             3,536,537
                                            =================   ================








       See accompanying notes to condensed consolidated financial statements

                              CELTIC INVESTMENT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                          Six  Months Ended   Six  Months Ended
                                          December 31, 1997   December 31, 1996
                                          -----------------   -----------------

Cash flows from operating activities
      Net income (loss)                   $        (55,474)   $           43,745
      Adjustments to reconcile net income (loss) to net cash
          (used in) operating activities:
             Depreciation                           11,726                 9,221
             Amortization of Goodwill               23,200                     0
             Amortization of deferred finance fees  38,638                38,639
      Changes in operating assets and liabilities:
          (Increase) in receivables             (2,746,719)            (291,431)
          (Increase)  in loans payables         (  119,517)                    0
          Increase (Decrease) in accounts payable
            and accrued liabilities                  6,166             (116,047)
          Increase (decrease) in payables due to
            factoring clients                    1,492,245               (5,244)
          (Increase) in other assets              (551,290)              (9,858)
                                          -----------------   ------------------

            Net cash (used in)
                operating activities            (1,901.025)            (330,975)
                                          -----------------   ------------------
Cash flows from investing activities -
           Purchase of furniture, fixtures
             and equipment                               0               (3,690)
                                          -----------------   ------------------
              Net cash (used in) by
               investing activities                      0               (3,690)
                                          -----------------   ------------------
Cash flows from financing activities:
            Proceeds from offering of
              secured notes                              0                     0
            Advances from note payable           1,997,618               524,654
                                          -----------------   ------------------
               Net cash provided by financing
                    activities                   1,997,618               524,654
                                          -----------------   ------------------

Increase in cash during the period                  96,593               189,989
Cash at beginning of period                        941,789               450,864
                                          -----------------   ------------------

Cash at end of period                     $      1,038,382               640,853
                                          =================   ==================


       See accompanying notes to condensed consolidated financial statements

                        CELTIC INVESTMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          --------------------------
1.    General

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments consisting of only normal recurring adjustments necessary to present fairly its financial position as of December 31, 1997 and the results of its operations for the six months ended December 31, 1997 and 1996 and cash flows for the six months ended December 31, 1997 and 1996. The statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and the footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997. The results of operations for the six months ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.    Summary of Significant Accounting Policies

Per Share Data

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning per share. Statement 128 replaces the previously reported primary and fully diluted net income with basic and diluted income per share. Unlike primary earning per share basic earning per share exclude any dilutive effects of stock options, warrants, and convertible securities. Dilutive earning per share is very similar to the previously reported fully diluted earning per share. All earning per share amounts for all periods have been presented, and where necessary, are restated to conform to the Statement 128 requirements.

Reclassifications

      Certain amounts have been reclassified in the 1996 financial statements to conform to the 1997 presentation.

 3.   Commitments and Contingencies

      The Company's Advantage Realty Inc. (ADR) subsidiary has entered into an operating lease agreement for office space beginning September 1, 1997 through October 31, 2000. The lease commitment is approximately $28,000 for Year 1, $30,000 for Year 2, and $33,000 for Year 3.

                              PART 1 - ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATION

Overview

      The Company is a diversified financial services company engaged, through its wholly owned subsidiaries, in the business of purchasing accounts receivables, residential mortgage origination, and residential real estate sales. The Company's subsidiary, U.S. Commercial Funding Corporation (USCF), commenced operations in July, 1994. The Company's subsidiary Salt Lake Mortgage Corporation (SLM), a residential mortgage loan originator, and the Company's subsidiary Advantage Realty Inc. (ADR), a real estate brokerage operation were acquired by the Company in January 31, 1997 in a merger transaction.

Results of Operations

     The following discussion and analysis in the table below presents the significant changes in financial conditions and results of continuing operations of the Company and is categorized by the Company's Subsidiaries for the three months and the six months ended December 31, 1997 and 1996. The discussion below of SLM and ADR results of operations do not make a comparison to the same period for the three or six months ending December 31, 1996 for the following reasons: first, SLM and ADR were accounted for as one business entity through January 31, 1997 and were not acquired by the Company until January 31, 1997; and second, expenses were handled on a cash basis rather than the current accrual method. Both of these reasons distort the analysis of the comparative three and six month periods.

                             CELTIC INVESTMENT INC.
                  CONDENSED SUBSIDIARY STATEMENT OF OPERATIONS
                                  (Unaudited)

$000's

                                     Three Months Ended        Six Months Ended
                                     December  31              December 31
Revenues                             1997       1996           1997         1996
                                     -----      ----           ----         ----
       USCF                           575        350           1047          722
       SLM                            425          0            654            0
       ADR                             90          0            164            0
                                     -----      -----          ----         ----
       Total Revenue                 1090        350           1865          722
Operating Expense
       Interest                       174         41            296           65
       USCF                           353        260            650          532
       SLM                            345          0            620            0
       ADR                            141          0            260            0
       Corporate  (Celtic)             57         48             94           81
                                     ------     ------         ----         ----
       Total Operating Expenses      1070        349           1920          678

Operating Profit (Loss)
        USCF                           69         49            136          125
        SLM                            59          0             (1)           0
        ADR                           (51)         0            (96)           0
        Corporate (Celtic)            (57)       (48)           (94)        (81)
                                     -----      -----           ----        ----
        Operating Profit (Loss)        20          1            (55)          44

Income Tax                              0          0              0            0

Net Income (Loss)                      20          1            (55)          44

Revenues

      USCF revenues totaled $575,000 for the three month period ending December 31, 1997, compared to $350,000 for the same period in 1996. USCF revenues totaled $l,047,000 for the six month period ending December 31, 1997, compared to $722,000 for the same period in 1996. This fifty-eight percent increase in revenues results from a increase in the total volume of purchased receivables.

      SLM revenues totaled $425,000 for the three month period ending December 31, 1997. SLM revenues totaled $654,000 for the six month period ending December 31 1997. Each month in this reporting period, the revenue has increased and reflects a positive direction resulting from management changes and the overall general mortgage loan origination market. The market is experiencing an increase in refinance origination volume due to lower mortgage interest rates.

      ADR revenues totaled $90,000 for the three month period ending December 31, 1997. ADR revenues totaled $164,000 for the six month period ending December 31 1997. Future revenue may significantly fluctuate in any give period depending on real estate buy and sell activity on the broker listed properties and independent contractor agents overall closing volume.


Operating Expense

     Interest expense totaled $174,000 for the three month period ending December 31, 1997, compared to $41,000 for the same period in 1996. Interest expense for the six month period ending December 31, 1997 totaled $296,000 compared to $65,000 the same period in 1996. This increase in interest expense relates to USCF increased use of the line of credit necessary to finance the volume growth of purchased receivables.

     USCF operating expense, not including interest expense, for the three month period ending December 31, 1997 total $353,000, compared to $260,000 for the same period in 1996. The operating expense totaled $650,000 for the six months ending December 31, 1997, compared to $532,000 for the same period in 1996. This expense includes: Salaries and related - $294,000, Occupancy - $27,000, Commissions paid to referrals sources - $79,000, Legal fees - $60,000, and bad debt accrual - $40,000. The increase in expenses in the comparative three and six month periods ending December 31, 1997 are a result of the increased growth of USCF purchased accounts receivables.

        SLM's operating expense for the three months ending December 31, 1997 totaled $345,000. The operating expense for the six month period ending December 31, 1997 totaled $620,000. This total includes: Salaries and related - $162,000, Occupancy - $194,000, and direct loan expenses including origination commission
- $144,000.

      ADR's operating expense for the three month period ending December 31,1997 totaled $141,000. The operating expense for the six month period ending December 31, 1997 totaled $260,000. This expense total includes: Salaries and related - $81,000, Occupancy - $17,000, and Commissions to independent agents - $97,000.

      The Company's corporate overhead expense totaled $57,000 for the three month period ending December 31, 1997, compared to S48,000 for the same period in 1996. The corporate overhead expense for the six month period ending December 31, 1997 totaled $94,000, compared to $81,000 for the same period in 1996. The increase in expense for the comparative periods results from a cost of living increase in the President's salary and increased professional fees.

Operating Profit (Loss)

     USCF had a Operating profit of $69,000 for the three month period ending December 31, 1997, compared to $49,000 for the same period in 1996. The operating profit for the six month period ending December 31,1997 is $136,000, compared to $125,000 for the same period in 1996. This profit increase is a direct result of a continual increase in the volume of purchased receivables.

      SLM had a operating profit of $59,000 for the three month period ending December 31,1997, and a ($1,000) loss for the six month period ending December 31 1997. The profit (loss) numbers have steadily shown a month by month improvement since the beginning of this Fiscal Year. This positive trend is a result of management implementing certain changes in personnel, expanding into two additional states, and the overall reduction in mortgage interest rates which has increased mortgage refinance activities. It is also important to note the profit (loss) numbers reflect a Goodwill expense of $23,000 and interest charges of $35,000. This interest charge is for the use of the Company's capital which was infused to finance the growth of SLM. The Company's Board of Directors recently approved a change of policy which will treat the capital infusion on a go forward basis as equity not debt.

      ADR had a operating loss of ($51,000) for the three month period ending December 31, 1997, and a operating loss of ($96,000) for the six month period ending December 31,1997. The Company has taken measures to reduce overhead which will lessen the future impact of the losses. However, the Company believes it is in the best interests of its' shareholders to seek other alternatives such as potential buyers for ADR or possibly close ADR as a operating entity.

           The consolidated net income for the three month period ending December 31,1997 totaled $20,000, compared to $1,000 for the same period in 1996. The consolidated net (loss) for the six month ending December 31, 1997 totaled ($55,000) compared to the net income of $44,000 for the same period in 1996. This difference is largely due to the loss of ($96,000) incurred in this period by ADR.

Liquidity and Capital Resources

             The company's capital requirement will most likely increase as each of its subsidiaries grows and requires additional capital. The requirement for additional capital would provide additional resources to increase volume of purchased receivables, allow expansion of the mortgage operation, and provide financing for any potential acquisition/merger activity. There can be no assurance that additional capital will be available as needed.

           In December, of 1997, USCF successfully re-negotiated its line credit with Capital Business Credit. The most significant changes are: the maximum credit line amount increased from $6,000,000 to $15,000,000, and the cost of interest was lowered by two hundred basis points. USCF believes these changes will be adequate to grow USCF's business and improve gross profit margins in the foreseeable future.

      At December 31, 1997 the Company had total assets of $11,365,562 and total liabilities of $7,717,603. This compares to the total assets of $7,924,484 and total liabilities of $4,221,575 at June 30, 1997. 'The increase in net assets and liabilities is the direct result of the increased level of factoring business activity, and the increased activities of SLM and ADR. Cash at December 31, 1997 totaled $1,038,382 compared to $941,789 at June 30, 1997. The Company used this cash to fund additional receivable purchases, and to fund its ongoing operations. The Company intends to continue to purchase receivables through existing cash and through the use of the line of credit as well as expand its mortgage origination operation by entering into selective funding projects.

     The Company anticipates that its monthly general and administrative costs, exclusive of depreciation and marketing expenses, commissions and professional fees, will be approximately $95,000 for each month of the next six months based on current operations. However, if operations increase, the Company may be required to increase its staff which will increase its monthly general and administrative expenses. The Company anticipates that existing working capital and the line of credit is adequate to fund its projected factoring volume during the next six months.

Inflation

      In the opinion of management, inflation has not had a material effect on the operations of the Company. Given current inflationary trends, the Company does not believe inflation will have any future adverse effect.

Forward-looking Statements

      The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements, within the meaning of section 27a of the Securities Act of 1933 and section 2le of the Securities Act, which reflect Management's current views with respect to the future events and financial performance. Such forward looking statements may be deemed to include, among other things, statements relating to anticipated growth, and increased profitability, as well as to statements relating to the Company's strategic plan, including plans to develop and increase factored receivables, loan originations, and to selectively acquire other companies. These forward-looking, statements are subject to certain risks and uncertainties, including, but not limited to, future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking, statements, which speak only of the date hereof.

                           PART II - OTHER INFORMATION





Item 1       Legal Proceeding.

                    USCF obtained a default judgment on November 18, 1997 against Larry Shelter in the amount of $29,379.

                    USCF obtained a default judgment on December 12, 1997 against Sperry Vision Corp. in the amount of $116,462.

Item 2       Changes is Securities.   None.


Item 3       Defaults Upon Senior Securities.  None.

Item 4       Submission of Matters to a Vote of Security Holders.  None.

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



Date:   February 13, 1998

                                    /s/ Douglas P. Morris
                                       By: Douglas P. Morris
                                       President and Principal Executive Officer

Date:   February 13, 1998

                                    /s/ Frank Lucchese
                                       By: Frank Lucchese
                                       Principal Financial Officer