Form 10QSB
period 1998-03-31
CELTIC INVESTMENT INC
filed 1998-05-15
CIK 869497

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-14189

                             CELTIC INVESTMENT, INC.
           (Name of Small Business Issuer as specified in its charter)

                Illinois                           36-3729989
     (State or other jurisdiction of             (I.R.S. employer
      incorporation or organization               identification
                                                       No.)


                          17W220 22nd St., Suite 420
                          Oakbrook Terrace, Il  60181
                    -------------------------------------
                   (Address of principal executive offices)

       Issuer's telephone number, including area code:  (630) 993-9010

  Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: $.001 Par Value Common Stock

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. Yes x/ No.

     Common Stock outstanding at March 13, 1998 - 3,906,471 shares of $.001 par value Common Stock.




                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE


===============================================================================
                                      1

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           CELTIC INVESTMENT, INC.


                     For the Quarter Ended March 31, 1998

      The following financial statements and schedules of the registrant and its consolidated subsidiaries are submitted herewith:



                         Part I - Financial Information

Item 1.     Financial Statements:
                  Condensed Consolidated Balance Sheet--March 31, 1998 and
                    June 30, 1997                                                           3
                  Condensed Consolidated Statements of Operations--for the three
                       months ended March 31, 1998 and 1997                                 4
                  Condensed Consolidated Statements of Operations--for the nine
                       months ended March 31, 1998 and 1997                                 5
                  Condensed Consolidated Statements of Cash Flows--for the six
                       months ended March 31, 1998 and 1997                                 6
                  Notes to Condensed Consolidated Financial Statements                      7

Item 2.     Management's Discussion and Analysis of Financial Condition
                       and Results of Operations--General                                   8



                           Part II - Other Information


Item 1.     Legal Proceedings                                                              12

Item 2.     Changes in Securities                                                          12

Item 3.     Defaults Upon Senior Securities                                                13

Item 4.     Submission of Matters to a Vote of   Security Holders                          13

Item 5.     Other Information                                                              13

Item 6(a).  Exhibits                                                                       15

Item 6(b).  Reports of Form 8-K                                                            13


                           CELTIC INVESTMENT, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                    ASSETS

                                                                 March 31, 1998        June 30, 1997
                                                           ----------------------------------------------

Cash                                                            $   862,617            $  941,789
Receivables                                                       9,649,292             5,890,308
Furniture, fixtures and equipment, net of accumu                    126,017               145,218
     depreciation
Goodwill                                                            641,870               676,670
Deferred finance fees, net of accumulated amortion                   53,716               111,674
Investment in Land                                    `             603,453
Prepaid Expenses and other assets                                   415,683               158,825
                                                           ----------------------------------------------
      Total assets                                             $ 12,352,648           $ 7,924,484
                                                           ==============================================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                               362,567               329,186
Due to factoring clients                                          3,065,036             1,404,072
Note Payable - line of credit (Capital Factors)                   5,180,385             2,448,060
Long Term Debt                                                            0                40,257
                                                            ----------------------------------------------
      Total liabilities                                           8,607,988             4,221,575

Commitments                                                              -                    -

Stockholders' equity:
      Preferred stock                                                    -                    -
      Common stock                                                   3,907                 3,907
      Additional paid-in capital                                 5,076,054             5,076,054
      Accumulated deficit                                       (1,272,264)           (1,313,160)
                                                            ----------------------------------------------

            Total stockholders' equity                           3,807,697             3,766,801

Less notes receivable and interest receivable from
      stockholders                                                 (63,037)              (63,892)
                                                            ----------------------------------------------
                                                                 3,744,660             3,702,909
                                                            ----------------------------------------------

      Total liability and stockholders' eq                    $ 12,352,648         $   7,924,484
                                                            ==============================================


       See accompanying notes to condensed consolidated financial statements

                              CELTIC INVESTMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                       Three Months Ended    Three Months Ended
                                                         March 31, 1998        March 31, 1997
                                                       ----------------------------------------
Revenues:
      Factoring income                                 $     617,962            $  260,232
      Mortgage Origination Income                            432,153               139,623
      Realty Commission                                       18,290                30,059
               Interest                                        7,605                51,892
      Other                                                   12,876                 8,885
                                                       ----------------------------------------
                   Total revenues                          1,088,886               490,691

      Interest expense                                       145,827                70,869
                                                       ----------------------------------------

      Income after interest expense                          943,059               419,822


Operating Expenses:
      Salaries and employee benefits                         299,867               207,314
      Occupancy                                              151,405                47,164
      Servicing costs                                          5,365                21,820
      Professional fees                                      177,109                49,854
      Goodwill amortization                                   11,600                15,562
      Other                                                  201,343               120,212
                                                       ----------------------------------------
                   Total operating expenses                  846,689               461,926


      Net Income (Loss)                                   $   96,370            $  (42,104)
                                                       ========================================

Basic earnings per share                                  $     0.02            $   ( 0.01)
                                                       ========================================

Diluted earnings per share                                $     0.02            $   ( 0.01)
                                                       ========================================

Weighted average shares outstanding                        3,906,471             4,183,781
                                                       ========================================





       See accompanying notes to condensed consolidated financial statements

                              CELTIC INVESTMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                         Nine Months Ended          Nine Months Ended
                                                          March 31, 1998             March 31, 1997
                                                        ----------------------------------------------

Revenues:
      Factoring Income                                      $1,600,728                 $ 894,552
      Mortgage Origination Income                            1,084,268                   139,623
      Realty  Commission                                       178,120                    30,059
      Interest                                                  51,203                    63,248
      Other                                                     39,872                    85,502
                                                        ----------------------------------------------
                   Total revenues                            2,954,191                 1,212,984

      Interest expense                                         441,768                   135,789
                                                        ----------------------------------------------

      Income after interest expense                          2,512,423                 1,077,195


Operating Expenses:
      Salaries and employee benefits                           858,285                   474,065
      Occupancy                                                435,528                    97,157
      Servicing costs                                           37,373                    63,537
      Professional fees                                        474,272                   172,848
      Goodwill amortization                                     34,800                    15,562
      Other                                                    631,269                   252,385
                                                         -----------------------------------------
                   Total operating expenses                  2,471,527                 1,075,554


      Net Income (loss)                                    $    40,896               $     1,641

Basic earnings per share                                   $      0.01               $      0.00
                                                         =========================================

Diluted earnings (loss) per share                          $      0.01               $      0.00
                                                         =========================================

Weighted average shares outstanding                          3,906,471                 3,703,193
                                                         =========================================





       See accompanying notes to condensed consolidated financial statements

                              CELTIC INVESTMENT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                                                          Nine Months Ended           Nine Months Ended
                                                                            March 31, 1998               March 31, 1997
                                                                         -------------------------------------------------

Cash flows from operating activities
      Net income                                                             $  40,896                    $  1,641
      Adjustments to reconcile net income  to net cash
          (used in)operating activities:
                      Depreciation                                              40,439                      18,907
             Amortization of Goodwill                                           34,800                     161,883
             Amortization of deferred finance fees                              57,958                      37,958
               Changes in operating assets and liabilities:
          (Increase )in receivables                                         (3,758,129)                 (1,113,448)
           Increase (Decease)in accounts payable and a                          33,381                      13,196
          Increase (decrease) in payables due to                             1,660,964                    (124,431)
          (Increase) in other assets                                          (860,311)                   (210,920)
                                                                         -------------------------------------------------

            Net cash (used in)
                operating activities                                        (2,750,002)                 (1,195,214)
                                                                         -------------------------------------------------
Cash flows from investing activities -
           Purchase of furniture, fixtures and equipment                       (21,238)                    (97,381)
                                                                         -------------------------------------------------
              Net cash (used in) by  investing activities                      (21,238)                    (97,381)
                                                                         -------------------------------------------------

Cash flows from financing activities:
                     Payment of Long term Debt                                 (40,257)                       -
            Net advances from note payable                                   2,732,325                   1,155,176
                                                                         ------------------------------------------------
               Net cash provided by financing
                    activities                                               2,692,068                   1,155,176
                                                                         ------------------------------------------------

Increase in cash during the period                                             (79,172)                   (137,419)
Cash at beginning of period                                                    941,789                     450,864
                                                                         ------------------------------------------------

Cash at end of period                                                       $  862,617                 $   313,445

                                                                         ================================================



       See accompanying notes to condensed consolidated financial statements

                        CELTIC INVESTMENT, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          --------------------------
      1.    General

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments consisting of only normal recurring adjustments necessary to present fairly its financial position as of March 31, 1998 and the results of its operations for the nine months ended March 31, 1998 and 1997 and cash flows for the nine months ended March 31, 1998 and 1997. The statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and the footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997. The results of operations for the nine months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2.    Summary of Significant Accounting Policies

Per Share Data

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning per share. Statement 128 replaces the previously reported primary and fully diluted net income with basic and diluted net income per share. Unlike primary earnings per share basic earnings per share exclude any diluted effects of stock options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earning per share amounts for all periods have been presented, and where necessary, are restated to conform to the Statement 128 requirements.

Segment Reporting

            Effective January 1, 1998 the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segment of an Enterprise and Related Information (Statement 131). Statement 131 establishes standards for the way that a public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about the operating segments in interim financial reports. Statement 131 also establishes standards for related disclosure about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

Reclassifications

      Certain amounts have been reclassified in the 1997 financial statements to conform to the 1998 presentation.

 3.   Commitments and Contingencies

      The Company has not entered into any new agreements that contain any long term commitments or contingencies.

                                 PART 1 - ITEM 2

        MANAGEMENT' S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Overview

      The Company is a diversified financial services company engaged, through its wholly owned subsidiaries, in the business of purchasing accounts receivables, residential mortgage origination, and residential real estate sales. The Company's subsidiary, U.S. Commercial Funding Corporation (USCF), commenced operations in July, 1994. The Company's subsidiary Salt Lake Mortgage Corporation (SLM), a residential mortgage loan originator, and the Company's subsidiary Advantage Realty Inc. (ADR), a real estate brokerage operation were acquired by the Company on January 31, 1997 in a merger transaction.

Results of Operations

     The following discussion and analysis in the table below presents the significant changes in financial conditions and results of continuing operations of the Company and is categorized by the Company's Subsidiaries for the three and nine months ended March 31, 1998 and 1997. The discussion below of SLM and ADR results of operations do not compare to the same period for the three or nine months ending March 31, 1997. SLM and ADR were acquired by the Company on January 31, 1997. Because the acquisition occurred on January 31, 1997 the table reflects only the results of operations for the months of February and March 1997. Effective February 23, 1998, the Company has discontinued its ADR subsidiary operations and is no longer in the real estate brokerage business.

                             CELTIC INVESTMENT INC.
                  CONDENSED SUBSIDIARY STATEMENT OF OPERATIONS
                                   (Unaudited)
                                     $000's


                                                                    Three Months Ended            Nine Months Ended
                                                                      March  31, 1998              March 31, 1998
                                                                    1998          1997            1998        1997
                                                                   ------        ------          ------      ------
Revenues
        USCF                                                         638           320            1685        1042
        SLM                                                          433           140            1087         140
        ADR                                                           18            30             182          30
                                                                   ------         -----          ------      -------
        Total Revenue                                               1089           490            2954        1212

Operating Expense
         Interest                                                    146            71             442         136
         USCF                                                        374           260            1024         792
         SLM                                                         380           158            1000         158
         ADR                                                          41            47             301          47
         Corporate  (Celtic)                                          52            -4             146          77
                                                                   ------        ------          ------      -------
         Total Operating Expenses                                    993           532            2913        1210

Operating Profit (Loss)
          USCF                                                      118            (11)           254         114
          SLM                                                        53            (18)            52         (18)
          ADR                                                       (23)           (17)          (119)        (17)
          Corporate (Celtic)                                        (52)             4           (146)        (77)
                                                                  ------         ------         ------       ------
          Operating Profit (Loss)                                    96            (42)            41           2


Income Tax                                                            0              0              0           0

Net Income (Loss)                                                    96            (42)            41           2

USCF Assets                                                      10,664
SLM Assets                                                        1,680
ADR Assets                                                            9



Revenues

      USCF revenues totaled $638,000 for the three month period ending March 31, 1998, compared to $320,000 for the same period in 1997. USCF revenues totaled $l,685,000 for the nine month period ending March 31, 1998, compared to $1,042,000 for the same period in 1997. This sixty-two percent increase in revenues results from a increase in the total volume of purchased receivables.

      SLM revenues totaled $433,000 for the three month period ending March 31, 1998. SLM revenues totaled $1,087,000 for the nine month period ending March 31, 1998. The market is experiencing an increase in origination volume due to customers refinancing existing mortgages due to lower mortgage interest rates.

      ADR revenues totaled $18,000 for the three month period ending March 31, 1998. ADR revenues totaled $182,000 for the nine month period ending March 31
1998. As previously stated, ADR effective February 23, 1998 discontinued its operations.

Operating Expense

    Interest expense totaled $146,000 for the three month period ending March 31, 1998, compared to $71,000 for the same period in 1997. Interest expense for the nine month period ending March
                                        9

31, 1998  totaled  $442,000  compared to $136,000  the same period in 1997.
This increase in interest expense relates to USCF's increased use of the line of credit which is necessary to finance the growth in volume of purchased receivables.

     USCF operating expense, not including interest expense, for the three month period ending March 31, 1998 total $374,000, compared to $260,000 for the same period in 1997. Operating expense totaled $1,024,000 for the nine months ending March 31, 1998, compared to $792,000 for the same period in 1997. This expense for 1998 includes: Salaries and employee benefits - $356,000, Occupancy - $59,000, Commissions paid to referral sources - $132,000, Legal fees - $87,000, and provision for credit losses - $70,000. The increase in expenses in the comparative three and nine month periods ending March 31, 1998 are a result of the increased growth of USCF purchased accounts receivables.

        SLM's operating expense for the three months ending March 31, 1998 totaled $380,000. The operating expense for the nine month period ending March 31, 1998 totaled $1,000,000. This total includes: Salaries and employee benefits
- $256,000, Occupancy - $72,000, Indirect loan expense - $295,000, and direct loan expenses including origination commission - $244,000.

      ADR's operating expense for the three month period ending March 31,1998 totaled $41,000. The operating expense for the nine month period ending March 31 1998 totaled $301,000. This expense total includes: Salaries and employee benefits - $94,000, Occupancy - $36,000, and Commissions to independent agents - $114,000.

      The Company's parent corporate overhead expense totaled $52,000 for the three month period ending March 31, 1998, compared to a $4,000 income for the same period in 1997. The corporate overhead expense for the nine month period ending March 31, 1998 totaled $146,000, compared to $77,000 for the same period in 1997. The increase in expense for the three month period ending March 31, 1998 compared to March 31, 1997 is primarily a result of the SLM/ADR merger on January 31, 1997. As a result of the merger the over head expense the Company incurred in the prior periods were reversed and included as part of the Goodwill..

      Consolidated operating expense, not including interest, for the three months ended March 31, 1998 was 78% of consolidated revenues compared to 94% for the three months ended March 31, 1997. Consolidated operating expense, not including interest, for the nine months ended March 31, 1998 was 84% of consolidated revenues compared to 89 % for the nine months ended March 31, 1997.

Operating Profit (Loss)

      USCF had a Operating profit of $118,000 for the three month period ending March 31, 1998, compared to $11,000 operating loss for the same period in 1997. The operating profit for the nine month period ending March 31,1998 is $254,000, compared to $114,000 for the same period in 1997. This profit increase a direct result of the increase in the volume of purchased receivables.

      SLM had a operating profit of $53,000 for the three month period ending March 31, 1998, and a $52,000 profit for the nine month period ending March 31 1998.

      ADR had a operating loss of ($23,000) for the three month period ending March 31 , 1998, and a operating loss of ($119,000) for the nine month period ending March 31,1998. As a result of these operating losses the Company has discontinued ADR operations.

     The consolidated net income for the three month period ending March 31, 1998 totaled $96,000, compared to a ($42,000) operating loss for the same period in 1997. The consolidated net operating profit for the nine month period ending March 31, 1998 total $41,000 compared to the net income of $2,000 for the same period in 1997. The profitability increase results from USCF and SLM total overall performance relating to revenue growth and corresponding operating profit.

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

      The Company's business plan includes a strategy of growth through acquisitions in addition to internally generated growth. The Company has recently entered into a non-binding Letter of Intent to acquire another factoring company. The acquisition is subject to numerous conditions including the Company raising an additional $18,500,000 in capital to fund the purchase price. Accordingly, the Company's short term capital requirements include raising, through debt or equity sources, approximately $18,500,000 if it is to complete such acquisition. There can be no assurance that such acquisition will be completed.

      At March 31, 1998 the Company had total assets of $12,352,648 and total liabilities of $8,607,988. This compares to the total assets of $7,924,484 and total liabilities of $4,221,575 at June 30, 1997. 'The increase in net assets and liabilities is the direct result of the increased level of factoring business activity, and the increased activities of SLM and ADR. Cash at March 31, 1998 totaled $862,617 compared to $941,789 at June 30, 1997. The Company used this cash to fund additional receivable purchases, and to fund its ongoing operations. The Company intends to continue to purchase receivables through existing cash and through the use of the line of credit as well as expand its mortgage origination operation by entering into selective funding projects.

      The Company anticipates that its monthly general and administrative costs, exclusive of depreciation and marketing expenses, commissions and professional fees, will be approximately $95,000 for each month of the next six months based on current operations. However, if purchased receivable volume and loan origination volume increase, the Company may be required to increase its staff which will increase its monthly general and administrative expenses. The Company anticipates that existing working capital and the line of credit is adequate to fund its projected factoring volume during the next year.

Inflation

      In the opinion of management, inflation has not had a material effect on the operations of the Company. Given current inflationary trends, the Company does not believe inflation will have any future adverse effect.

Forward-looking Statements

      The foregoing discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and
Section 2lE of the Securities Act, which reflect Management's current views with respect to the future events and financial performance. Such forward looking statements may be deemed to include, among other things, statements relating to anticipated growth, and increased profitability, as well as to statements relating to the Company's strategic plan, including plans to develop and increase factored receivables, loan originations, and to selectively acquire other companies. These forward-looking, statements are subject to certain risks and uncertainties, including, but not limited to, future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward looking statements. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward looking, statements, which speak only of the date hereof.

                           PART II - OTHER INFORMATION

Item 1 Legal Proceeding. The Company and its subsidiaries are, from time-to-time, involved in routine business litigation. During the quarter

      USCF obtained a default judgment on March 20, 1998 against S.J.T. Enterprises in the amount of $19,919.

      USCF obtained a default judgement on March 20, 1998 against J. M. Canty in the amount of $3,697.

      USCF obtained a default judgement on March 20, 1998 against Spymaster Inc. In the amount of $3,912.

Item 2     Changes is Securities.   None.

Item 3      Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders. On January 13, 1998, the Company held its Annual Meeting of Shareholders. The matters voted upon, and the result of the voting, were as follows:


A. Election of Directors

       Name                       For              Against         Abstain

       Douglas P. Morris         3,132,296           -0-           100,120
       Howard D. Talks           2,924,039           -0-           308,377
       Larry Meek                3,131,496           -0-           100,920
       Reese Howell, Jr.         3,132,296           -0-           100,120
       Pamela Davis              3,132,296           -0-           100,120

B.  Reincorporation in Delaware  2,682,538         208,257         341,621

C.  1997 Stock Option Plan       2,635,802         242,618         353,996

D.  Stock Option Grants          2,844,184          34,236         353,996


Item 5.        Other Information.  None.

Item 6.(a)    Exhibits.    1-Computation of Net Income Per Share

Item 6.(b)    Reports on Form 8-K.   None.

                                    SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CELTIC INVESTMENT, INC.



Date:   May 13, 1998             /s/ Douglas P. Morris
                                     --------------------------
                                 By: Douglas P. Morris
                                     President and Principal Executive Officer




Date:   May 13, 1998             /s/ Frank Lucchese
                                 By: Frank Lucch
                                     Principal Financial Officer