Form 10KSB
period 1998-06-30
CELTIC INVESTMENT INC
filed 1998-09-29
CIK 869497

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1998

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 0-14189

                            CELTIC INVESTMENT, INC.
          (Name of Small Business Issuer as specified in its charter)

                         Illinois                      36-3729989
            -------------------------------          --------------
            (State or other jurisdiction of        (I.R.S. employer
            incorporation or organization           identification No.)


                          17W220 22nd St., Suite 420
                          Oakbrook Terrace, Il  60181

                   (Address of principal executive offices)

        Issuer's telephone number, including area code:  (630) 993-9010

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The Issuer's revenues for the fiscal year ended June 30, 1998 were $3,731,000.

     As of September 8, 1998, 3,924,971 shares of the Issuer's common stock were issued and outstanding of which 2,312,087 were held by non-affiliates. As of September 8, 1998, the aggregate market value shares held by non-affiliates (based upon the closing price reported by the NASDAQ Small Cap Market of $1.9375) was approximately $7,604,631.

                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

      Celtic Investment, Inc. ("the Company") is a diversified financial services holding company. The Company has two wholly-owned subsidiary operating companies, (1) U.S. Commercial Funding Corp. (USCF), and (2) Salt Lake Mortgage Corp. (SLM). USCF is in the business of purchasing accounts receivable from small to medium sized businesses. The purchase of accounts receivable is commonly referred to as "factoring". USCF's purchase of accounts receivable have historically been true purchases of assets and not loan transactions. SLM is a mortgage broker with operations in Utah, California and Nevada. SLM originates residential mortgage loans for clients seeking home ownership, "rate-terms" refinances, cash-out refinancing, and second mortgages. These subsidiaries have their own respective Board of Directors and management teams. Although the subsidiaries operate independently from one another, the Company requires that each subsidiary adopt a month by month operating plan for each fiscal year. The Company oversees each operation and monitors the respective monthly results. Any major cost or changes in business direction of the subsidiaries operation is approved in advance by the Company's Board of Directors.

      The Company's mission statement is two fold. First, to improve and expand the existing business subsidiaries' operations. Second, attempt to expand the Company through merger and/or acquisitions that meet the Company's criteria. There can be no assurance that the company will be successful in acquiring any future businesses.

History of the Company

      The Company, was formed under the laws of the State of Delaware on March 22, 1989, for the purpose of investing in any and all types of assets, properties, and businesses. In June 1992, the Company completed an initial public offering of Units of its Securities consisting of shares of common stock and warrants to purchase common stock. From June 1992 to June 1994, the Company's activities were limited to searching for suitable acquisitions and investments.

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

      The Company commenced operations in the factoring business in July 1994 when it acquired USCF-Florida. Prior to the time USCF-Florida was acquired by the Company , its activities were limited to developing a business plan and raising $1,000,000 from the sale of securities. USCF- Florida's first full quarter of operation as a factoring company was the quarter ending December 31, 1994. In February 1995, the Company raised an additional $3,000,000 in gross proceeds from the sale of securities. In March 1995, the Company formed another subsidiary corporation under the laws of the State of Illinois under the name U.S. Commercial Funding Corporation ("USCF"), in anticipation of its plan to purchase receivable on a recourse basis as opposed to the nonrecourse purchases made by USCF- Florida, and in anticipation of the relocation of the company operations to Illinois.

      On January 31, 1997 the Company finalized a merger with Salt Lake Mortgage Corp. (SLM), a Salt Lake City based mortgage broker, and a real estate marketing company, Advantage Realty, Inc. (ADR). The merger was a stock for stock transaction. The Company issued 1,100,000 shares of its stock for the shares of SLM. Five Hundred Thousand of such shares are held in escrow. The release of such shares are based on a formula of future SLM/ADR pre-tax earnings. On September 1, 1998 250,000 of such shares were canceled.

      SLM was founded in 1993. SLM specializes primarily in conforming agency and government loan products, such as FHA/VA. SLM has changed its strategy shifting a significant portion of its originations from refinance to purchase loans. In addition, the company is beginning to originate more non -conforming loans including B and C credit mortgages.

      ADR was founded in 1993. ADR is a real estate brokerage operation which lists real estate properties for sale.

      On February 22, 1998, the Company reincorporated in the State of Illinois.

      As of June 30, 1998, the Company closed the ADR operations due to lack of profitability.

      On May 24, 1998, the Company entered into a non-binding Letter of Intent to acqiure Goodman Factors, Inc., a Dallas, Texas based asset based lender. On September 21, 1998, the acquisition of Goodman Factors, Inc. was finalized.

USCF

General

      USCF provides working capital financing for its clients by purchasing their accounts receivable (sometimes hereafter referred to as "invoices") generally at face value less a factors fee. USCF provides financing to its clients based principally on the financial condition of the client's account debtors (which may be better than that of the client), rather than the financial condition of the client itself. This allows USCF's clients to maintain regular and predictable cash flow from receivable without (or as a supplement to) conventional borrowing. The sale by the client of its accounts receivable to USCF may be accounted for by the client as a true sale event, so that the client's balance sheet reflects less leverage than it would if the client financed its receivable with a traditional secured loan.

      A client's receivable typically permits assignment to USCF without notice to or the consent of the account debtors. In addition, in most instances, USCF and its client notify the account debtor that the invoice has been assigned to USCF and instructs the account debtor to make all payments on the invoice to the USCF's Bank lockbox. The Company perfects its ownership in the accounts receivable by making the appropriate filing under the applicable state Uniform Commercial Codes.

      Most of the accounts receivable purchased by USCF are short term invoices that have payment terms within thirty days or less from the invoice date. USCF typically purchases accounts receivable from its clients at face value less a factors fee. USCF will typically advance 60% to 80% of the face value of the account receivable to its customer depending upon the size, age, type of accounts being purchased, the quality of client documentation, USCF's judgment as to the payment history, and the credit worthiness of the account debtors. In a continuing relationship with its client USCF will generally maintain a portion of the payment in a reserve account which may be used to fund a credit reserve to offset defaults of other invoices sold by the client to USCF. The factors fee varies but are generally negotiated on a individual client basis on the face value of the receivable. USCF supplies a client with information as to the credit worthiness of and potential payment problems with its account debtors. USCF also provides the client with a monthly portfolio analysis which includes an aging schedule of all open accounts receivable, by account debtor.

Business to Date

     The Company acquired USCF- Florida on July 22,1994. As of June 30, 1995, USCF-Florida had been in business for less than one year. During this period, USCF hired a staff, opened an office, developed marketing plans, developed accounts receivable analysis and servicing procedures, raised capital, and commenced marketing. From July 22, 1994 to June 30, 1995, the Company had factored $5,244,019 in invoices purchased. Most of the invoices purchased were payable by the debtor within 30 days of receipt by the debtor of the invoice. The Company's total revenues from factoring invoices from July 1, 1994 to June 30, 1995 was $418,270. Most of these revenues were earned after December 31, 1995. The Company's loss during the fiscal year ending June 30, 1995 totaled $1,135,827 which is directly attributed to the startup expenses of operation and lack of initial factoring volume.

      In the fiscal year ending June 30, 1996, USCF relocated the company to Illinois, liquidated the Florida portfolio of non-recourse factored invoices, obtained a rediscount line of credit, and improved profitability by both increasing the volume of factored invoices and reducing costs. USCF successfully achieved all of these objectives as factored invoice volume increased sharply to $22,261,965, which generated factored revenue of $1,141,802 and reduced the net loss to $170,002.

      USCF purchases invoices from clients involved in various industries. For the year ending June 30, 1998, USCF purchased invoices totaling $69,877,282, a 82% increase over the year ending June 30, 1997. In addition, USCF diversified the overall mixture of the receivable portfolio which improved client concentration issues. The following table indicates the amount of invoices purchased by USCF for the year ended June 30, 1998 as compared to the year ended June 30, 1997 on a industry basis:

                                                        Factored
                                                   Invoices Purchased

                                                For the year ended June
Business of Client                              1997        1998
------------------                              ----        ----

Audio Text                                   $ 902,286    $ 18,705,475
Professional Services                        4,358,272       5,464,448
Service Related                              4,058,059       8,001,027
Custom Manufacturing                        16,565,620      28,894,246
Temporary Help                               4,753,416       4,636,149
Distribution/Trucking                        6,799,010       4,175,906
Waste Disposal                                 939,097            -0-
                                           -----------    -------------

TOTAL                                      $38,375,760     $69,877,282
                                           ===========    ==============

      During the year ended June 30, 1998 the Company purchased invoices from approximately 68 different clients. During this period 8% of all of the face value of invoices purchased were from a single active client, Primary Resourses, and 17% were from the Company's largest five clients. During the year ended June 30, 1998 one client totaled more than 20% of the purchased accounts receivable and 12% of gross revenue. This client has terminated its relationship with USCF in May 1998. The Company's clients are located in various states including California, Arkansas, Florida, Illinois, and New York.

      On September 21, 1998, USCF finalized the acquisition of Goodman Factors, Inc. (GF). GF is a twenty-six year old commercial finance company located in Dallas, Texas. GF specializes in the purchase of client's accounts receivable and other asset based financial services. The total financing for the acquisition and repayment of certain liabilities was in excess of $21,000,000. USCF's rediscount line of credit was increased to $23,000,000 to provide growth capital for the combined entities.

Competition

      USCF encounters significant competition in purchasing accounts receivable, from factoring companies, commercial banks, and other financial institutions engaged in secured lending. Additionally, the Company's client's will likely seek alternate sources of financing from many different sources, including finance companies, investment partnerships and entities, small business investment companies, suppliers and individuals. As a result, USCF competes with a large number of local and regional sources of financing, and a smaller number of large national competitors. Many of USCF's competitors have significantly greater financial and other resources than the Company and access to capital markets at a lower cost than the Company. The Company believes that the principal competitive factors in its business are price, flexibility and service. There can be no assurance that the Company will be able to effectively compete in the market place.

Governmental Regulation

      Usury laws generally limit the amount of interest that a creditor may contract for, charge or receive in connection with a loan of money. The Company believes that its purchases of accounts receivable should not be subject to the usury laws because the purchases do not constitute loans of money. The Company's position is based upon the following: (i) the intention of the parties as expressed in the documents evidencing the purchases; (ii) the absence of a clients right to repurchase or redeem the purchased accounts receivable at face value; (iii) the arms-length nature of the purchases and of the negotiations resulting in a purchase price; (iv) the control that the Company has over the collection and administration of the purchased accounts receivable; and (v) the accounting treatment of the transactions as purchases. If, despite these facts, a court or jury were to conclude that the Company's purchases of accounts receivable should be re-characterized as loans of money, the fees contracted for, charged and received by the Company in connection with the purchases could be viewed as interest. To the extent that the rate of interest contracted for, charged or received by the Company exceeds the usury ceiling, the Company could be subject to usury penalties under applicable law.

SLM AND ADR

General

      SLM is a mortgage broker operating in Utah, California and Nevada. SLM originates residential mortgage loans for clients seeking home ownership, "rate-term" refinances, "cash-out" refinances, and second mortgages. SLM originates these mortgages through real estate industry referrals, relationships with builders, and direct customer solicitations. SLM uses a sales force comprised of loan officers. The loan officers develop sales leads by implementing various advertising/marketing campaigns. These campaigns utilize radio, direct mail, telemarketing, and other mediums in an attempt to initiate contact with potential customers in need of residential mortgage loan products.

      SLM has historically focused on the "Prime" mortgage market which is dominated by Fannie Mae, Freddie Mac, and Government loans including traditional VA and FHA.

      Once a mortgage application is originated, SLM processes the application in accordance with the guidelines which have been established for the different types of loan products it offers. The majority of SLM loan products are currently conventional, or government loans and are therefore, processed in accordance with Fannie Mae, Freddie Mac, VA, or FHA guidelines. The underwritten application is submitted to the wholesale mortgage lender which SLM has been awarded delegated underwriting authority. "Non-conforming" or "Sub-Prime" products are forwarded to the respective lenders who will make the underwriting decision. An approved loan is generally closed at a Title Company. A majority of SLM loans are funded using "Table Funding" where the lender funds directly to the Title Company who then makes the required disbursements. In the event SLM does fund directly, its is reimbursed within several days by the final investor after review of the closing documents.

     ADR is a real estate brokerage firm and is a wholly owned subsidiary of SLM. All operations of ADR have been discontinued.

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

Government Regulation

      Although SLM is not directly supervised by any specific local, state , or federal government agency it must adhere to certain laws, and regulations pertaining to the mortgage industry. The Real Estate Settlement and Procedures Act (RESPA) has been established to guarantee borrowers receive adequate disclosure upon initial loan application, and dictates certain procedures which must be followed at closing, specifically the disclosure of all fees charged in conjunction with the loan. In addition SLM must comply with the guidelines established by the Department of Housing and Urban Development (HUD) pertaining to a Non-supervised lender. ADR must adhere to the laws and regulations of the Real Estate Division of the Department of Commerce of the State of Utah. There are annual reporting documents which must be filed with the Real Estate Division to ensure compliance with Utah law. ADR has discontinued operations and as such, is not currently licensed to engage in real estate brokerage activities.

OTHER BUSINESS OPERATIONS

      The Company, USCF, and SLM have made several attempts to expand in the financial services industry through the acquisition of other operating companies or through starting operations internally. The Company's subsidiary-USCF recently completed the acquisition of another commercial finance entity, Goodman Factors, Inc. The Company is evaluating other potential acquisitions; however, there can be no assurance that the Company will able to acquire these or any other opportunities.

Employees

      The Company and its subsidiaries currently have 17 full time employees. As the Company's business grows, it will hire such additional employees as may be reasonably necessary to conduct its business.

ITEM 2.   PROPERTIES

      The Company and its subsidiaries lease several office facilities which are described below:

      The Company leases approximately 500 square feet of space at 330 E. Main St., Barrington, Illinois 60010. The lease is $250 per month, and expires in December 1998.

      USCF currently leases office facilities at 17W220 22nd St., Suite 420, Oakbrook Terrace, Illinois 60181. The lease expires in November, 1999. These facilities currently consist of approximately 2,500 square feet and requires a monthly rent of approximately $4,800.

      SLM currently leases office facilities at 102 West 500 South, Suite 300, Salt Lake City, Utah 84101. These facilities consists of approximately 5400 square feet and requires a monthly rent of approximately $5,800. This lease expires in April, 2001. SLM also leases office facilities at 340 Main Street, Suite 202, Park City, Utah 84060. These facilities consist of approximately 1000 square feet, and a monthly rent of $1,148 that expires in December, 1999. SLM leases approximately 500 square feet of office space at 7966 Arjohn Drive, Suite A-204, San Diego, CA for $350 per month on a month-to month basis.

ITEM 3.   LEGAL PROCEEDINGS

      In August 1998, Roger Davis, a former employee of a subsidiary of the Company, filed a law suit against the Company, Salt Lake Mortgage and Reese Howell in The Third Judicial District Court of the State of Utah. Mr. Davis's complaint alleges breach of contract, wrongful discharge, constructive fraud, fraudulent concealment, slander, civil conspiracy and other claims against some or all of the defendants. The Complaint seeks damages according to proof at trial, including consequential damages and punitive damages. The Complaint also seeks a rescission of the merger between the Company and Salt Lake Mortgage. The defendants have filed an Answer to the Complaint which essentially denies any wrong doing. The Company and Salt Lake Mortgage have also filed a counter claim against Mr. Davis for breach of contract, violation of fiduciary duty, fraud and for other claims. The Company seeks damages as proved at trial. The Company is unable to predict the outcome of the litigation; however, the Company believes that it has good faith defenses and claims in connection with such litigation.

      USCF is involved in various legal proceedings arising out of the normal course of business, which they are the plaintiff. None of the legal proceedings which USCF is currently involved with is expected to have an adverse material effect on USCF business or its financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the Companies' shareholders during the last quarter of the fiscal year ended June 30, 1998.

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

                                 Fiscal 1998               Fiscal 1997
                             High          Low           High        Low

First Quarter               $1.375        $1.00         $3.50       $2.25
Second Quarter               $2.00        $1.00         $2.50      $1.875
Third Quarter                $1.25        $.875        $1.906      $1.875
Fourth Quarter               $2.50        $1.00        $1.875       $1.00


Holders

      The number of record holders of the Company's common stock as of September 1, 1998 was 161. The Company estimates that the number of beneficial owners of its common stock is more than 450.

Dividends

      The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      The Company is a diversified financial services company engaged in the business of purchasing accounts receivable ("factoring") and originating residential mortgages. USCF, the Company's factoring subsidiary, commenced operations in July, 1994. SLM, the Company's residential mortgage loan originator, and ADR, a real estate brokerage operation, were acquired by the Company in January 1997 in a merger transaction.

Results of Operations

      The following discussion and analysis in the table below presents the significant changes in financial conditions and results of continuing operations of the Company and is catagorized by the Company's subsidiaries for the years ended June 30, 1998 and 1997. For the period ending June 30, 1997, the results of operations of SLM and ADR are included in the consolidated financial statement from the date of acquisition only. As a result, the discussion below of SLM and ADR results of operations do not make a comparison between Fiscal Year 1997 and Fiscal Year ending 1998. This discussion should be read in conjunction with the consolidated financial statement and notes thereto (in thousand).

                                       Twelve Months Ended
                                          June 30 Ended
Revenues                                   1998             1997
                                     --------------------------------
     USCF                                  2,181           1,523
     SLM                                   1,550             232
                                       ---------       ---------
Total Revenue                              3,731           1,755

Operating Expense
     Interest                                566             258
     USCF                                  1,336           1,072
     SLM                                   1,465             342

     Corporate (Celtic)                      241             121
                                       ----------      ----------
     Total Operating Expense               3,608           1,793

Operating Profit (Loss) before Income
Taxes
     USCF                                    318             221
     SLM                                      46            -138

     Corporate (Celtic)                     -241            -121
     Operating Profit (Loss) before income   123             -38
        taxes

Income Tax (credit)                         -394             -20
(Loss) Income from Operations of
  Discontinued Segment less applicable
income tax effect                            -76              30
Net Income                                   441              12



Revenues

      USCF revenues increased by $658,000 in Fiscal Year 1998, a 43% increase from Fiscal Year June 30, 1997. For the quarter ended June 30, 1998 revenues totaled $527,000 versus $509,000 for the quarter ended June 1997. The major reason for the fiscal year increase is the total volume of purchased accounts receivable increased from $38,375,760 to $69,877,282, a 82% increase. The disproportional ratio of total revenue increase of 43% compared to the total accounts receivable volume increase of 82% results from overall lower factor fees earned. The lower fees earned is a result of a more competitive general market.

      SLM earned revenues of $1,550,000 for the year ended June 30, 1998. For the quarter ended June 30, 1998 revenues totaled $435,000 versus the comparable quarter ended of June 30, 1997 of $64,000. Management changes as well as a more favorable economic environment due to continued low interest rates have increased the volume of home sales and refinances which has positively impacted SLM revenue.

      ADR earned revenue of $189,000 for the year ended June 30, 1998. As of June 30, 1998, operations were terminated due to lack of profitability.

Operating Expense

      Interest expense totaled $566,000 for the year ending June 30, 1998 versus $258,000 for the year ending June 30, 1997. For the year ending June 30, 1998 the Line of Credit was used to finance the significant growth in accounts receivable purchases which resulted in the increase in interest expense.

      USCF operating expense, not including interest, for the year ending June 30, 1998 totaled $1,336,000 or an increase of $264,000 or 25% from the year ending June 30, 1997. For the quarter ended June 30, 1998 operating expenses totaled $343,000 versus the comparable quarter ended June 30, 1997 of $280,000. The reason for this increase in operating expenses in the comparable twelve month periods ending June 30, 1998 and June 30, 1997 are the result of the increased growth of 82% in purchased accounts receivable by USCF.

      SLM operating expenses were $1,465,000 for the year ending June 30, 1998. This expense total includes: Salaries and employee benefits - $388,000, Occupancy - $124,000, and direct loan expense including origination commissions amounted to $345,000.

      ADR operating expenses were $308,000 for the year ending June 30, 1998.

     The Company's corporate expense increased from $241,000 for the year ending June 30, 1998 or an increase of $120,000 from the year ending June 30, 1997. Professional fees totaled $155,000 for the year ending June 30, 1998 an increase of $80,000 from the year ending June 30, 1997.

      At June 30, 1998, the Company did not provide for a valuation allowance on its deferred tax assets. The valuation allowance of $516,200 was provided for at June 30, 1997. This has resulted in a large increase in June 30, 1998 income tax credits and net income. The Company did not provide for a valuation allowance as it has generated taxable income for the past two years. The Company expects this trend to continue with its recent acquisition of Goodman Factors, Inc. Based on past profitability, expected continued profitability, and the acquisition of Goodman Factors, Inc., management expects to realize the benefits of its deferred tax assets.


Operating Profit (Loss)

      USCF had an operating profit of $318,000 for the year ending June 30, 1998 compared to a operating profit of $221,000 for the year ending June 30,1997. This profit increase of $97,000 is the result of a strong increase in volume of factored purchased accounts receivable and continued expense control.

      SLM had an operating profit of $46,000 for the year ending June 30, 1998 compared to the operating loss of $138,000 for the five month period ending June 30, 1997. Senior management changes have had a positive effective on revenue generation coupled with a better economic climate related to lower mortgage interest rates which account for the increased profitability.

      The consolidated net income for the year ending June 30,1998 totaled $441,000. This is an increase of $429,000 from the year ending June 30, 1997. This profitability increase is largely a direct result of the removal of the valuation allowance on the Company's deferred tax assets. The continued increase in profitability of USCF and the turn around of SLM were offset by the loss of the closed operations of ADR and increased corporate expense of the company.

Recent Developments

      On September 21, 1998, the corporation completed the purchase of 100% of the common stock of Goodman Factors, Inc. for approximately $21,500,000 in cash, notes, and assumption of liabilities. The Company funded the transaction by borrowing $4,500,000 in term debt, issuing $3,750,000 in notes payable to former Goodman stockholders, using $1,750,000 proceeds from the sale of preferred stock and the assumption of $11,500,000 in liabilities of Goodman. Goodman had total assets of $14,580,000 and purchased invoices of approximately $120,000,000 during the year ended June 30, 1998. The acquisition will be recorded under the purchase method of accounting.

      In July, 1998, the Company began offering 100,000 shares of 9% Cumulative, Redeemable Series A Preferred Stock. Holders of the preferred shares will be entitled to receive cumulative preferential cash contributions at the annual rate of 9% of the liquidation preference of $100.00 per preferred share, accruing from the date of original issuance and payable quarterly in arrears on the last day of each calendar quarter of each year, commencing September 30, 1998.

      The preferred shares are redeemable at the option of the Company, in whole or in part, from time to time, after June 30, 1999, at $100.00 per preferred share, plus any accumulated and unpaid dividends thereon. However, redemption is not permitted unless the Company's common stock is trading at $3.00 per share or greater. The preferred shares are, at the option of the holder of the shares, convertible into shares of the Company's common stock at $3.00 per share subject to certain adjustments.

      In the event of the dissolution of the Company, the holders of preferred shares will be entitled to a liquidation preference for each preferred share of $100.00, plus any accumulated and unpaid dividends thereon to the date of payment, subject to certain limitations. The Company has received net cash proceeds after offering expenses of $1,750,000 and issued 19,000 preferred shares through September 21, 1998.

Liquidity and Capital Resources

      The Company's capital requirements will most likely increase as the Company's mission statement is achieved. The requirement may include additional resources to increase volume of purchased receivable, expansion of the mortgage brokerage operation, and financing any acquisition/merger activity. Inasmuch as the Company's operations in the past were limited to USCF operations, the existing equity capital and line of credit was sufficient. However, in order to expand USCF's ability to purchase receivable on a meaningful basis and implement the Company's overall plan, the Company will need to access additional equity and debt capital.

      USCF entered into a rediscount line of credit agreement with Capital Business Credit, a division of Capital Factors Inc. of Los Angeles, California. In December, 1997 the line of credit was successfully re-negotiated with significant improvement in terms. Specifically, the line of credit was increased from $6,000,000 to $15,000,000. The Company is a guarantor of this agreement and has agreed to subordinate certain interests with regard to the agreement. In August, 1998, USCF successfully renegotiated the line of credit to provide a maximum of $23,000,000 to purchase client's accounts receivable for the combined entities of USCF and Goodman Factors, Inc.

      At June 30, 1998, the Company had total assets of $9,605,396 and total liabilities of $5,460,915. This compares to the total assets of $7,911,086 and total liabilities of $4,208,177 at June 30, 1997. The increase in net assets and liabilities is the direct result of the use of the line of credit and the increased level of factoring business activity. Cash at June 30, 1998 totaled $905,093 compared to $941,789 at June 30, 1997. The Company used this cash to fund additional receivable purchases, and fund it's ongoing operations. The Company intends to continue to purchase accounts receivable through existing cash and through the use of the line of credit as well as expand its mortgage origination operation.

      The Company anticipates that its monthly general and administrative costs, exclusive of depreciation and marketing expenses, commissions and professional fees, will be approximately $110,000 for each of the next six months based on current operations. However, if operations increase, the Company may be required to increase its staff which will increase its monthly general and administrative expenses. The Company anticipates that existing working capital and the line of credit may not be adequate to fund its projected factoring volume during the next six months.

      The company is reviewing several alternatives with a number of financial institutions that may provide the capital requirements for the next several years.

Inflation

      In the opinion of management, inflation has not had a material effect on the operations of the Company. Given current inflationary trends, the Company does not believe inflation will have any future adverse effect.

Year 2000

      The year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1997, the Company developed a three-phase program for Y2K information systems compliance. Phase I is to identify those systems with which the Company has exposure to Y2K issues. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by January 1999. Phase III to be completed by Mid-1999, is the final testing of each major area of exposure to ensure compliance. The Company has identified the major areas determined to be critical for successful Y2K compliance. (1) financial and informational system applications, and (2) third party relationships.

      The Company, in accordance with Phase I of the program conducted an internal review of all systems and contacted all software suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area, a number of applications have been identified as being Y2K compliant due to their recent implementation. The Company's core financial and reporting systems are Y2K compliant. In the third-party area, the Company has communicated with the primary vendors and has determined that all are making significant progress toward their Y2K compliance.

      Although the Company expects all of its systems to be Year 2000 compliant by January 31, 1999, there can be no assurance that all business software providers will be functional by January 31, 1999. The Company's cost to comply with Year 2000 initiative is not expected to be significant.

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

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Celtic Investment Financial Statements

                  Independent Auditor's Report(s)                    15

                  Consolidated Balance Sheet as of
                  June 30, 1998 and 1997                             16

                  Consolidated Statements of Income                  17
                  For the Years ended June 30, 1998 and 1997

                  Consolidated Statements of Stockholders' Equity    18
                  For the years ended June 30, 1998 and 1997

                  Consolidated Statements of Cash Flows for the      19-20
                  years ended June 30, 1998 and 1997

                  Notes to Consolidated Financial Statements         21

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
Celtic Investment, Inc.
Oakbrook Terrace, Illinois

We have audited the accompanying consolidated balance sheets of Celtic Investment, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celtic Investment, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          MCGLADREY & PULLEN, LLP


Chicago, Illinois
August 18, 1998, except for Note 13 as to which the date is September 21, 1998

ASSETS                                                1998      1997
---------------------------------------------- ----------- -----------
Cash and cash equivalents                      $   905,093 $   941,789
Mortgage loans held for sale                             -     113,786
Receivables                                      6,597,960   5,209,907
Notes receivable                                   245,400     426,037
Construction Loans receivable                      553,968     123,441
Prepaid expenses and other assets                  109,981     162,564
Deferred taxes                                      81,000        -
                                               ----------------------------

            Total current assets                 8,493,402   6,977,524
                                               ----------------------------

Furniture, fixtures and equipment, net of
  accumulated depreciation 1998 $162,126;
  1997 $127,912                                     94,327     145,218
Deferred finance fees, net of accumulated
  amortization 1998 $162,434 1997 $90,157           39,397     111,674
Deferred taxes                                     391,000           -
Goodwill, net of accumulated amortization
  in 1998 of $65,733; 1997 $19,333                 587,270     676,670
                                                ---------------------------
                                                 1,111,994     933,562

            Total assets                        $9,605,396  $7,911,086
                                                ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                   $3,619,496  $2,448,060
Due to factoring clients                         1,489,063   1,404,072
Current portion of long-term debt                   22,906      22,016
Accounts payable and accrued expenses               314,760     293,772
                                                ---------------------------

            Total current liabilities            5,446,225   4,167,920
                                                ---------------------------

Long-Term Debt, less current portion                 14,690      40,257
                                                 --------------------------

Stockholders' Equity
  Common stock, $.001 par value; authorized 25,000,000
  shares; issued and outstanding 3,906,471;
  Additional paid-in capital                         3,906       3,906
  Accumulated deficit                            5,076,054   5,076,054
                                                 (871,767) (1,313,159)
                                                ---------------------------
Less notes receivable from stockholders          4,208,193   3,766,801
                                                   (63,712)   (63,892)
                                                ---------------------------
                                                 4,144,481   3,702,909
                                                ---------------------------
                                                $9,605,396  $7,911,086
                                                ===========================

See Notes to Consolidated Financial Statements

CELTIC INVESTMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended June 30, 1998 and 1997
                                                     1998         1997
Revenues:
  Factoring income                                $2,129,147   $1,424,363
  Mortgage fee income                              1,473,196      228,418
  Interest                                            82,886      102,548
  Other                                               45,966          -
                                                --------------------------
          Total revenue                            3,731,195    1,755,329

Interest expense                                     565,794       258,781
                                                --------------------------

          Revenue after interest expense           3,165,401    1,496,548

Provision for credit losses                           136,437      18,460
          Revenue after interest expense and
            provision for credit losses             3,028,964    1,478,088
                                                --------------------------
Operating Expenses:
  Salaries and employee benefits                   1,109,853      748,741
  Occupancy                                          206,965      139,434
  Servicing costs                                    174,756       81,217
  Commissions and other costs                        360,640       66,978
  Professional fees                                  372,268      233,328
  Amortization of goodwill                            46,400       19,333
   Other                                             635,543      227,549
                                                --------------------------
          Total operating expenses                 2,906,425    1,516,580
                                                --------------------------

          Income (loss) from continuing operations
          before income taxes                        122,539     (38,492)

Income taxes (credit)                              (394,963)     (20,000)
          Income (loss) from continuing
            operations                              517,502      (18,492)
(Loss income from operations of discontinued
     segment, less applicable income tax effect
      of 1997($51,000); 1996 $20,000
                                                    (76,110)      30,222
          Net income
                                               $    441,392   $   11,730
                                               ===========================
Net income (loss) per share; Basic:
     Continuing operations
     Discontinued operations                   $       0.13   $    (0.01)
           Net Income                                 (0.02)       (0.01)
                                               -----------------------------
                                               $       .011   $       -
                                               =============================
   Dilutive:
      Continuing operations
      Discontinued operations                  $       0.13   $    (0.01)
                                                      (0.02)        0.01
                                               -----------------------------
                                               $       .011   $       -
                                               =============================

See Notes to Consolidated Financial Statements

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended June 30, 1998 and 1997

                                                                                    Note
                                                        Additional               Receivable      Total
                                      Common Stock       Paid-in   Accumulated     from       Stockholders'
                                  Shares       Amount    Capital     Deficit    Stockholders    Equity
----------------------------------------------------------------------------------------------------------

Balance, June 30, 1996          3,306,471    $  3,306   4,232,904 $(1,324,889)    (71,276)     2,840,045
 Net decrease in notes
   receivable from director-           -           -         -            -         7,384          7,384
   stockholders
 Common stock issued in           600,000        600     843,150          -           -          843,750
  acqusition
 Net income                            -          -           -       11,730          -           11,730
                                --------- ---------- ----------- ------------   -----------   -----------
Balance, June 30, 1997          3,906,471      3,906   5,076,054  (1,313,159)    (63,892)      3,702,909
Net decrease in notes
receivable from director-              -          -           -            -         180             180
stockholders
 Net Income                            -          -           -      441,392           -         441,392
                                --------- ---------- ----------- ------------   -----------   -----------
Balance, June 30, 1998          3,906,471     $3,906  $5,076,054   $(871,767)   $(63,712)     $4,144,481
                                ========= ========== =========== ============   ===========   ===========



See Notes to Consolidated Financial Statements.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 1998 and 1997

                                                                1998             1997
----------------------------------------------            ----------------- ---------------

Cash Flows From Operating Activities
   Net Income                                              $      441,392    $     11,730
   Adjustments to reconcile net income to net cash
     (used in) operating activities:
   Provision for credit losses                                    136,437          18,460
   Depreciation                                                    49,018          42,241
   Amortization of deferred finance fees                           72,277          77,277
   Amortization of goodwill                                        46,400          19,333
   Deferred taxes                                                (429,000)             -
   Loss on disposal of furniture, fixtures and equipment           18,095              -
   Change in assets and liabilities, net of effects from
      purchase of Salt Lake Mortgage Company:
      (Increase) in receivables                                (1,749,563)     (1,528,242)
     Decrease (increase) in notes receivable                     (405,710)       (356,552)
     (Increase) in construction loans receivable                 (430,527)       (123,441)
     (Increase) decrease in mortgage loans held for sale          113,786        (113,786)
     (Increase) decrease in prepaid expenses and other assets      52,583        (123,737)
     (Decrease) increase in accounts payable and accrued           20,988        (116,623)
        expenses
     Increase in due to factoring clients                          84,991          82,243
                                                             ----------------- ---------------
       Net cast (used in) operating activities                 (1,167,413)     (2,111,097)
                                                             ----------------- ---------------

Cash Flows From Investing Activities
  Cash acquired on purchase of Salt Lake Mortgage                      -          253,905
    Corporation
  Acquisition costs paid on purchase of Salt Lake                      -          (69,985)
    Mortgage Corporation
  Purchase of furniture, fixtures and equipment                   (16,222)         (3,690)
  Payment received on notes receivable from stockholders              180           7,384
                                                             ----------------- ---------------

                                                      1998             1997
---------------------------------------------- ----------------- ---------------

   Net cash provided by (used in) investing
     activities                                      (16,042)        187,614
                                               ----------------- ---------------
Cash Flows From Financing Activities
  Payments on long-term debt                         (24,677)         (3,652)
  Payment of deferred finance fees                        -          (30,000)
  Net proceeds from notes payable                  1,171,436       2,448,060
                                               ----------------- ---------------
    Net cash provided by financing activities      1,146,759       2,414,408
                                               ----------------- ---------------
    Net increase (decrease) in cash and cash
     equivalents                                     (36,696)        490,925
Cash and cash equivalents:
Beginning                                            941,789         450,864
                                               ----------------- ---------------
Ending                                           $   905,093         941,789
                                               ================= ===============

Supplemental Disclosure of Cash Flow Information
   Cash paid for interest                        $   565,794         258,781
Supplemental Disclosure of Noncash Financing and
    Investing Activities
    Accounts  receivable  transferred to notes
      receivable                                     225,073

Reduction in valuation  allowance for purchased net
operating loss carryforwards
    recorded as a reduction of goodwill               43,000

Debt incurred for the purchase of furniture,
    fixtures, and equipment and prepaid expenses                  $   43,485

Acquisition of Salt Lake Mortgage Corporation:
  Cash acquired                                                   $  253,905
  Other current assets acquired                                       23,263
  Long-term assets acquired                                          106,595
  Goodwill                                                           696,004
  Current liabilities assumed                                       (152,530)
  Long-term liabilities assumed                                      (13,502)
  Acquisition costs incurred                                         (69,985)
                                                                 --------------
  Common stock issued                                            $   843,750
                                                                 ===============

See accompanying notes to financial statements.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


1.    Nature of Business and Significant Accounting Policies

US Commercial Funding Corp., US Commercial Funding Corp. Illinois (collectively "USCF"), and Salt Lake Mortgage Company are the wholly owned subsidiaries of Celtic Investment, Inc. US Commercial Funding Corp. Illinois was formed in 1995, and the operations were moved from Florida to Illinois. USCF purchases accounts receivable, with recourse, from clients located in major U.S. cities. Clients are found by the Company and by independent commissioned representatives. The Company pays for a portion of the accounts receivable when purchased and the balance, net of fees and interest, after the accounts receivable have been collected. The Company requires a security interest in all of the client's assets as part of the factoring arrangement. Salt Lake Mortgage Corporation is engaged in the mortgage brokerage and real estate brokerage business with offices in Utah and Nevada. The real estate brokerage business was discontinued in 1998.

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

Concentration of business and credit risk: The Company maintains its cash in bank accounts with financial institutions which may, at times, exceed federally insured limits. Approximately 13 percent of factored invoices at June 30, 1998, consist of amounts due from a single client. Approximately 62 percent of factored invoices at June 30, 1997, consist of amounts due from three clients. The Company originates the majority of its residential mortgage loans for a single investor.

Financial instruments: The Company has no financial instruments for which the carrying value differs materially from fair value.

Cash and cash equivalents: For purposes of reporting cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note 1.     Nature of Business and Significant Accounting Policies  (Continued)

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

Impairment of long-lived assets: Long-lived assets are evaluated for impairment based on a periodic analysis of projected, undiscounted future cash flows at the operating level to which the assets relate.

Factoring operations: Income from factored invoices is recorded as earned in accordance with the related agreements with clients. Income is earned when receivables are purchased and over the time that a receivable remains unpaid. The terms are normally 1 percent at the time of purchases and 1 percent every 10 days the invoice remains uncollected. A provision for credit losses on factored invoices is charged to income in an amount sufficient to provide for anticipated losses on such invoices. The Company determines those invoices that are uncollectible based upon a detailed review. Any write-offs are charged to the allowance for credit losses on such invoices. The Company has a right to amounts due to factoring clients if a factored invoice becomes uncollectible. Upon collection of the purchased invoices, amounts collected in excess of factoring income and the initial payment are remitted to clients. Such amounts may, in some instances, be applied to offset uncollected factored invoices.

Commission and mortgage fee income: Commission and mortgage fee income consists of loan brokerage fees, application fees and commissions on sales of residential real estate. Revenue from loan origination fees is recognized at the time of closing or, for loans held for sale, when the loan is sold. Loan origination fees are comprised of the fees paid to the Company by lenders of the various residential mortgage placements. The loan origination fees vary based upon current market rates for residential mortgages. Real estate commissions are recognized at closing.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note 1.     Nature of Business and Significant Accounting Policies  (Continued)

Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings per share: In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earning Per Share. Statement 128 replaces the previously reported primary and fully diluted net income with basic and diluted net income per share. Unlike primary earnings per share, basic earnings per share excludes any diluted effects of stock options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, are restated to conform to the Statement 128 requirements. A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

                                                         1998          1997

Numerators, income (loss) from continuing operations   $ 517,502    $ (18,492)
                                                       ==========   ===========
Denominators:
  Basic earnings per share, weighted average common
    shares outstanding                                 3,906,471    3,556,471
  Dilutive common stock options                          225,954        2,695
                                                       ----------   -----------
  Diluted earnings per share                         $ 4,132,425   $3,559,166
                                                       ==========   ===========

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note 2.  Business Combination

     On January 31, 1997, the Company completed its merger with Salt Lake Mortgage Corporation, whereby Salt Lake Mortgage Corporation became a subsidairy of Celtic Investment, Inc. through the issuance of 1,100,000 shares of common stock of which 500,000 shares were being held in escrow subject to the satisfaction of certain conditions, for all of the oustanding common stock of Salt Lake Mortgage Corporation.

The transaction was accounted for as a purchase and required the consideration of $843,750 for the issuance of the 600,000 shares including $69,985 for acquisition costs. The excess of cost over the net assets acquired of $696,004 was recorded as goodwill and is being amortized using the straight-line method over 15 years. Subsequent to year-end, it was determined that certain conditions mentioned above were not met. Therefore, 250,000 shares held in escrow will be returned to Celtic Investment, Inc. At this time, it is not known whether or not the conditions will be met in relation to the 250,000 shares remaining in escrow. The value of any of the shares issued will be recognized as an increase in goodwill. The goodwill was decreased by $43,000 at June 30, 1998, due to the reduction of the valuation allowance on deferred tax assets.

The following unaudited pro forma consolidated results of operations for the year ended June 30, 1997, as though Salt Lake Mortgage had been acquired as of July 1, 1995, are as follows:


Revenue                                                              $2,774,000
Net Income                                                              189,000
Net Income per common share:
  Basic                                                                    0.05
  Diluted                                                                  0.05

The above amounts represent the effect of combining actual results of operations and recording the effect of amortization of goodwill. The Company believes no other adjustments are necessary. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date on the basis assumed above.

The Company acquired the following assets and liabilities in the merger:


Cash                                                                   $253,905
Accounts receivable                                                      23,263
Goodwill                                                                696,004
Other assets                                                            106,595
                                                                 --------------
                                                                      1,079,767

Accounts payable and accrued expenses                                   132,195
Other liabilities                                                        33,837
Acquisition costs paid                                                   69,985
                                                                 --------------
   Total consideration                                                 $843,750
                                                                 ==============

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note 3.  Receivables

Receivables at June 30, 1998 and 1997, are summarized as follows:



                                                         1998         1997

Factored invoices on a                             $ 6,831,359      $ 5,309,306
  recourse basis
Less allowance for credit                             (233,399)         (99,399)
  losses                                      ----------------- ---------------
                                                   $ 6,597,960      $ 5,209,907
                                              ================= ===============


Notes receivable consist of client notes receivable of $2,300 at June 30, 1998. The notes bear interest at 18 percent. The remaining note receivable terms provide for monthly payments of $5,000 plus interest at 10 percent through August 1998 and payments of $7,500 plus interest through May 1999 with a final payment on June 1, 1999. Notes receivable totaled $245,373 and $426,037 as of June 30, 1998 and 1997.

Construction loans receivable at June 30, 1998 and 1997, consists of the following:

                                                                                          1998           1997
Construction  line  of  credit  for  the  development  of  a  resident                   ------         ------
subdivision. The Comnpany has committed to lend the borrower up to $700,000. The loan is  collateralized  by the property under  development.  The line of credit bears  interest at a rate of Prime (8.5% at June 30, 1998) + 3%. The  oustanding balance is due upon demand. The Company receives an origination fee in an amount equal to 3% of the entire loan  amount.  In addition,  the borrower  will pay an additional  amount of $5,000 per lot, for any lot  developed  while the borrower
remains owner of the property.                                                            $553,968       $75,805

Construction line of credit with an $80,000 limit and bears interest at a rate of Prime + 2%.  The loan is collaterized by the property under construction.  The outstanding balance was due along with accrued
interest on October 31, 1997.                                                                 -            7,204

Construction line of credit with an $122,800 limit and bears interest at a rate of Prime + 3%.  The loan is collateralized by the property under construction.  The oustanding balance along with accrued interest was
due on September 30, 1997.                                                                     -          40,432
                                                                                         -----------   ------------
                                                                                          $553,968       $123,441
                                                                                         ===========   ============

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note 3.  Receivables (continued)

All loans and notes receivable have been evaluated for collectibility on a note-by-note basis. The Company does not recognize interest on loans and notes receivable once they have been deemed to be impaired unless the interest is collected.

The following is an analysis of the activity in the allowance for credit losses:


                                                        Years Ended June 30,
                                                       1998                1997
                                                  ----------          ----------
Balance at beginning of year                       $  99,399          $  74,733
  Provision for credit losses                        136,437             18,460
  Recoveries                                               -             10,255
  Charge-offs                                        (2,437)            (4,049)
                                                 -----------         ----------
Balance at end of year                             $ 233,399          $  99,399
                                                     =======            =======

Note 4.  Related Party Transactions

The Company incurred expenses related to promotion and professional services for the years ended June 30, 1998 and 1997, of approximately $10,500 and $11,000, respectively, which were provided by a corporation owned by a major stockholder of the Company.

Note 5.  Bank Line of Credit and Long-Term Debt

The Company has a $15,000,000 line of credit from a financial institution, collateralized by substantially all of the Company's assets and due April 1999. The Company can borrow in aggregate the lesser of $15,000,000 or its borrowing base, essentially 80 percent of factored accounts receivable. At June 30, 1998 and 1997, the outstanding balance was $3,619,496 and $2,448,060, respectively. The revolving line of credit bears interest at 2 percent plus the prime rate on the average daily balance.

The Company has debt obligations for the purchase of certain equipment. The notes are payable in monthly installments totaling $2,389 and are collateralized by the equipment with a carrying value of $36,495. The notes bear interest at a rate of 10 percent and 15 percent per annum. Aggregate maturities required at June 30, 1998, are as follows:


Year ending June 30                                                   $  22,906
  1999                                                                   14,690
  2000                                                             ------------
                                                                      $  37,596
                                                                   =============

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note 6.  Income Taxes

The deferred tax assets and liabilities consist of the following components as of June 30, 1996 and 1997:


                                                     1998             1997
                                                     ----             ----
Deferred tax assets:
  Allowance for credit losses                     $  81,000        $  38,300
  Loss carryforwards                                391,000          477,900
                                                ------------     -----------
                                                    472,000          516,200
  Loss valuation allowance                             -             516,200
                                                ------------     ------------
                                                  $ 472,000        $    -
                                                =============    ============

The Company continues to generate taxable income. Taxable income should also increase due to the subsequent events discussed in Note 13. As such, the Company has reported a deferred tax of $472,000 as of June 30, 1998. Realization of this asset is dependent on future taxable income. Although realization is not assured, management believes that it is more likely than not that the deferred tax asset will be realized. The amount realizable could be reduced in the near term if estimates of future taxable income are reduced.

The  deferred  tax  amounts   mentioned   above  have  been  classified  in  the
accompanying consolidated balance sheets as of June 30, 1998 and 1997, as follows:


                                                     1998             1997
                                                     ----             ----

Current assets                                    $  81,000         $   -
Noncurrent assets                                   391,000             -
                                                -----------        --------
                                                  $ 472,000        $   -
                                                ===========        ========

Reconciliations of income taxes (credits) computed at the statutory federal income tax rate to the Company's income tax (credits) from continuing operations for the years ended June 30, 1998 and 1997, are as follows:

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



                                                      1998             1997
                                                      ----             ----

Computed "expected" taxes                        $    42,900      $   (13,500)
  (credits)
Increase (decrease) resulting
  from:
  State income taxes, net of                           3,200           1,600
   federal tax benefit                                19,000          10,500
  Nondeductible expenses                            (465,200)        (17,400)
  Valuation allowances                                 5,137          (1,200)
                                                   -----------    -----------
  Other                                           $ (394,963)     $  (20,000)
                                                   ===========    ===========

At June 30, 1998, the Company had available net operating loss carryforwards of approximately $1,140,000 for income tax purposes which expire in years 2005 through 2010.

Income tax (credit) consists of the following as of June 30, 1998 and 1997:


                                                      1998             1997
                                                      ----             ----

   Current                                        $   34,307       $     -
   Deferred                                         (429,000)        (20,000)
                                                 ------------     -----------
                                                  $ (394,693)        (20,000)
                                                 ============     ============


Note 7.  Notes Receivable and Interest Receivable from Stockholders

During 1996, the Company issued notes receivable to two officer-stockholders for the purchase of Company stock from a minority stockholder totaling $51,000. The principal and interest at 5.5 percent per annum are due in June 1999. Interest accrued on these notes was $2,713 and $2,616 for the years ended June 30, 1998 and 1997, respectively. Since these notes result from the purchase of the Company's common stock they are presented in the financial statements as a reduction in stockholders' equity.

During 1996, the Company issued a note receivable and advanced $20,000 to a director-stockholder. This item has been presented in the financial statements as a reduction in stockholders' equity since the amount is due from a stockholder. During 1998 and 1997, the Company received payments of none and $10,000 on this note, respectively.

Notes receivable and interest receivable from stockholders were $63,712 and $63,892 for the years ended June 30, 1998 and 1997, respectively.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


Note 8.  Common Stock Options and Warrants

There  are  currently   outstanding  various  warrants  and  options  which,  if
exercised, will result in the issuance of additional shares of the Company's common stock. The following table sets forth information about options and warrants:


                                                                      Exercise
                                                         Shares      Price Per
                                                        Issuable       Share
                                                      ------------- ------------
Outstanding Options and Warrants
June 30, 1998:
         Management Options(1)                        300,000       $1.00
         Private Placement Debt Options(2)            25,000        3.50 or 3.00
         Management Options(3)                        75,000        1.00
         Ferguson Warrants(4)                         100,000       3.00
         Glick Morganstern Options(5)                 60,000        3.00
         USCF Management Options(6)                   42,500        1.00
         USCF Management Options(7)                   12,500        3.00
         USCF Management Options(8)                   572,500       1.00
         Salt Lake Mortgage Corporation Options(9)    260,937       1.00
         Salt Lake Mortgage Corporation Options(10)   7,500         1.00
         Director Options(15)                         20,000        1.00
         Management Options(16)                       400,000       1.25

Options and Warrants Canceled/Expired
Year Ended June 30, 1998:
         USCF Management Options(6)                   12,500        3.13
         Salt Lake Mortgage Corporation Options(9)    239,063       1.00
         Salt Lake Mortgage Corporation Options(10)   37,500        3.00
Year Ended June 30, 1997:
         Class A Warrants(11)                         300,000       4.00
         Class B Warrants(11)                         300,000       8.00
         USCF Options(12)                             716,667       4.00
         Private Placement Options(13)                1,357,134     4.00
         Underwriter Warrants(14)                     130,000       2.50
         USCF Management Options(8)                   537,500       3.00
         Salt Lake Mortgage Corporation Options(9)    500,000       3.00

(1) The Company management had been granted options to purchase 1,800,000 shares of the Company's common stock. These options are exercisable only upon fulfillment of certain conditions and are not currently exercisable. During 1996, the Company and management agreed to reduce the number of options to 300,000. The options are exercisable through April 26, 1999.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(2) These options were issued as part of the units sold in the Company's private debt placement in December 1995. 11,625 options contain an option to purchase one share of the Company's common stock at a price of $3.50 per share. The remaining 13,375 options contain an option to purchase one share of the Company's common stock at a price of $3.00 per share. The options are exercisable through December 31, 1999.

(3) These options were originally granted April 26, 1994, Each unit contains an option to purchase one share of the Company's common stock. The options may only be exercised if the Company meets certain financial conditions relating to net worth. The options are exercisable through April 26, 1999.

(4) These warrants were issued in consideration of the execution of a financial consulting agreement which entitles the individual to purchase 100,000 shares of the Company's common stock at any time prior to June 1, 1999, at a price of $3.00 per share.

(5) These options were issued to Glick Morganstern as part of their compensation in obtaining the line of credit in April 1996. The options carry certain registration rights. These options are exercisable through April 30, 1999.

(6) Under employment agreements, management has been granted options to purchase 25,000 share of the Company's common stock at a price of $3.13 per share. During 1998, the Company and the employee agreed to reduce the number of options to 12,500 in exchange for a reduction in the option price to $1.00 per share. The Company granted an additional 30,000 options to purchase common stock on July 22, 1997 at $1.00. These options will expire on August 29, 1998.

(7) Und er employment agreements, management has been granted options to purchase 12,500 shares of the Company's common stock through September 18, 2000.

(8) Un der employment agreements, management has been granted options to purchase 750,000 shares of the Company's common stock at a price of $3.00 per share. 700,000 of the options are exercisable as to 25 percent as of June 28, 1995, and an additional 25 percent on each June 30, 1996, 1997, and 1998. The remaining 50,000 of these options are exercisable as to 25 percent as of September 26, 1995, and an additional 25 percent on each September 30, 1996, 1997, and 1998. The Company granted options to purchase an additional 325,000 shares to certain officers and employees on July 1, 1996. During 1997, the Company and management agreed to reduce the number of options to 537,500 shares in exchange for a reduction in the option price to $1.00 per share. The Company granted an additional 35,000 options to purchase common stock on April 1, 1998, at $1.00 under an employment agreement. These options expire through July 1, 2003.

(9) Under the merger agreement dated January 31, 1997, with Salt Lake Mortgage Corporation, the Company granted the option to purchase 1,000,000 shares of the Company's common stock at a price of $3.00 per share. During 1997, the Company and management of Salt Lake Mortgage have agreed to reduce the number of shares to 500,000 in exchange for reduction of the option price to $1.00 per share. During 1998, 239,063 of these options were canceled. These options expire through June 30, 2007.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


(10) Under the merger agreement dated January 31, 1997, with Salt Lake Mortgage Corporation, the Company granted the option to purchase 45,000 shares of the Company's common stock at a price of $3.00 per share. During 1998, 30,000 of these options were canceled. Also, the Company and an employee agreed to reduce the number of remaining options to 7,500 in exchange for a reduction in the option price to $1.00 per share. These options expire through July 1, 2004.

(11) These warrants were issued as part of the units sold in Celtic's initial public offering. As a result of the 1 for 20 reverse split effective in June 1994, the exercise price of the Class A and Class B warrants was adjusted to $6.00 and $12.00, respectively. The Company's Board of Directors subsequently adopted resolutions reducing the exercise price of the Class A and B warrants following the reverse split to $4.00 and $8.00, respectively. In December 1995, the Company's Board of Directors extended the exercise period of the Class A and B warrants to December 31, 1996. In December 1996, the Company's Board of Directors extended the exercise period of the Class A warrants to June 30, 1997. The Class A warrants expired on June 30, 1997.

(12) These options were issued to USCF stockholders as part of the units sold by USCF in a private placement effected prior to the merger. The shares underlying these options carry certain registration rights. The options expired on June 30, 1997.

(13) These options were issued as part of the units sold in the Company's private placement effective September 27, 1994. Each unit consists of an option to purchase one share of the Company's common stock. The options expired on June 30, 1997.

(14) These warrants, which expired on October 21, 1996, were issued as underwriter compensation to ACAP, Inc. the underwriter of the Company's initial public offering.

(15) The Company granted the option to purchase 20,000 shares of common stock to a member of the board of directors through April 17, 2003.

(16) Under an employment agreement, the Company granted the option to purchase 400,000 shares of common stock. 150,000 of these options may only be exercised if the Company meets certain financial conditions relating to total consolidated assets. The options are exercisable through June 30, 2006.

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

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



                                                    1998         1997
                                               ----------- ------------
Net income (loss):
  As reported                                  $  441,392  $    11,730
  Pro forma                                        54,305     (123,684)

Net income (loss) per share:
  Basic:
   As reported                                       0.11         0.00
   Pro forma                                         0.01         (.03)

  Diluted:
   As reported                                       0.11         0.00
   Pro forma                                         0.01         (.03)


The per share weighted average fair value of stock options granted under employee stock option agreements granted during 1998 was $1.24 on the date of grant.

The option values were determined using the Black Scholes option-pricing model with the following assumptions: expected dividend yield 0 percent, expected volatility 79 percent for 1998 and 42 percent for 1997, risk-free interest rate varying from 5.34 percent to 6.22 percent and expected lives of 2 to 8 years.

A summary of the status of the Company's stock options and warrants as of June 30, 1998 and 1997, and changes during the years then ended is presented below:


                                       1998                        1997
                           ----------------------------- ----------------------
                                             Weighted                  Weighted
                                             Average                   Average
                                             Exercise                  Exercise
                               Shares         Price         Shares      Price
                           -------------- -------------- ------------ ---------
Options outstanding
  beginning of year             1,680,000      $1.32       4,013,801    $3.77
Options granted                   485,000       1.21       1,507,500     3.00
Options expired/canceled         (289,063)      1.35      (3,841,301)    3.99
                           ----------------------------------------------------
                                1,875,937       1.27       1,680,000    $1.32
                           ====================================================

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------




The following table summarizes the stock options and warrants outstanding at June 30, 1998:


Options and Warrants Outstanding          Options and Warrants Exercisable
--------------------------------- ---------------------------------------------
                                      Average                    Total Weighted
                      Number         Remaining         Number  Average Exercise
 Exercise Price    Outstanding    Contractual Life  Exercisable      Price
     $3.50           25,000            1.50            25,000
      1.25          400,000            6.40           100,000
      3.00          172,500            1.00           172,500
      1.00        1,278,437            3.40           963,437
                 -----------           ----           -------
                  1,875,937            3.80         1,260,937         1.34
                 ===========           ====         =========         ====



Note 9.  Commitments, Contingencies and Related Expenses

The Company has entered into employment agreements with certain officers that expire at various times through January 2002. Under the terms of the agreements, the Company has agreed to pay approximately $780,000 in compensation for the remainder of the agreements' terms.

The Company leases office space under operating lease agreements expiring through April 2001. The Company also leases office equipment under operating leases expiring through May 2000.

Total lease commitments are:

Years ending June 30:
         1999                                   $ 151,101
         2000                                     118,487
         2001                                      69,279
                                                ------------
                                                $ 338,867

Rent expense under all operating leases including insurance and real estate taxes for the years ended June 30, 1998 and 1997, amounted to approximately $155,000 and $151,000, respectively.

The Company has a servicing agreement with a factoring company to process factored invoices. The agreement can be terminated by either party with 30 days written notice. The agreement requires the Company to pay fees that vary from .6 percent of the face value of invoices collected to 1.45 percent of the face value of invoices collected plus 20 percent of the collected. Fees paid under this agreement were $37,705 and $81,216 for the years ended June 30, 1998 and 1997, respectively.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


     In 1997, the Company entered into a servicing agreement with a factoring company to process factored invoices. The agreement can be terminated by either party within 45 days written notice. The agreement requires the Company to share 35 percent of any revenues earned on purchased invoices. Revenues earned under the agreement were approximately $363,000 and $86,000 of which $236,000 and $56,000 was retained by the Company for the years ended June 30, 1998 and 1997, respectively.

         In August 1998, Roger Davis, a former employee of a subsidiary of the Company, filed a law suit against the Company, Salt Lake Mortgage and Reese Howell in The Third Judicial District Court of the State of Utah. Mr. Davis's complaint alleges breach of contract, wrongful discharge, constructive fraud, fraudulent concealment, slander, civil conspiracy and other claims against some or all of the defendants. The Complaint seeks damages according to proof at trial, including consequential damages and punitive damages. The Complaint also seeks a rescission of the merger between the Company and Salt Lake Mortgage. The defendants have filed an Answer to the Complaint which essentially denies any wrong doing. The Company and Salt Lake Mortgage have also filed a counter claim against Mr. Davis for breach of contract, violation of fiduciary duty, fraud and for other claims. The Company seeks damages as proved at trial. While the Company is unable to predict the outcome of its litigation, the Company believes that it has good faith defenses and claims in connection with such litigation.

         USCF is involved in various legal proceedings arising out of the normal course of business, which they are the plaintiff. None of the legal proceedings which USCF is currently involved with is expected to have an adverse material effect on USCF business or its financial condition.

Note 10. Retirement Plan

The Company sponsors a 401(k) retirement plan covering substantially all of its employees. Plan contributions are at the discretion of management. There were no contributions for the years ended June 30, 1998 and 1997.

Note 11. Segment Information and Discontinued Segment

Effective  January  1,  1998,  the  Company  adopted  the  Financial  Accounting
Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 establishes standards for reporting information about operating segments in interim and annual financial statements. Statement 131 also establishes standards for related disclosure about products and services, geographic areas, and major customers. The adoption of Statement 131 did not effect results of operations or financial position but did affect the disclosure of segment information. The Company's operations include three primary segments that are strategic business units offering different products and services: purchase of accounts receivable, mortgage brokerage and real estate brokerage. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that management evaluates performance based on profit or loss from operations before corporate expenses and income taxes. Selected financial information by business segment for the years ended December 31 is included in the following summary:

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

                     Purchase of
                       Accounts     Mortgage    Real Estate
                      Receivable   Brokerage    Brokerage**   Other***       Total
-------------------- ------------ ------------ ------------- -----------   ----------

Year Ended June 30,
  1998
Revenue                $2,181,037   $1,550,158      $189,477  $    -       $3,920,672
Interest expense          527,475       38,315             -       -          565,790
Depreciation and
  amortization             19,104       76,314             -       -           95,418
Segment profit (loss)     317,731       45,805     (127,110)   (240,997)       (4,571)

Segment assets          7,916,572    1,688,824             -       -        9,605,396

Year Ended June 30,
  1997
Revenue*                1,523,537      231,792       268,600       -        2,023,929
Interest expense          257,491        1,290             -       -          258,781
Depreciation and
  amortization             18,540       43,034             -       -           61,574
Segment profit (loss)*    220,235    (138,269)        50,222   (120,458)       11,730

Segment assets          6,561,442    1,327,238        22,406       -        7,911,086

   *     The  amounts  for the  mortgage  brokerage  and real  estate  brokerage segments reflect the period from January 31, 1997 to June 30, 1997.
 **      In 1998, the Company discontinued its real estate brokerage operations.
***      These amounts represent unallocated corporate expenses.


Note 12. New Accounting Pronouncements

In June 1997, the FASB issued Statement 130, Reporting Comprehensive Income which the Company will adopt for the year ended June 30, 1999. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement does not address when transactions are recorded, how they are measured in the financial statements, or whether they should be included in net income or other comprehensive income. The impact of compliance with this statement will not impact the consolidated financial position, net income or cash flows of the Company.

During 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and for Hedging Activities, which establishes new standards for reporting information about derivatives and hedging. It is effective for periods beginning after June 15, 1999, and will be adopted by the Company as of July 1, 2000. The Company expects that adoption of this Standard will have no effect on its consolidated financial position, results of operations or on disclosures within the financial statements as they currently do not engage in the use of derivative instruments or other hedging activities.

CELTIC INVESTMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

Note 13. Subsequent Events

Acquisition of Goodman Factors: On September 21, 1998, the Corporation completed the purchase of 100 percent of the common stock of Goodman Factors, Inc. for approximately $21,500,000 in cash, notes and assumption of liabilities. The Company funded the transaction by borrowing $4,500,000 in term debt, issuing $3,750,000 in notes payable to former Goodman stockholders, using $1,750,000 proceeds from the sale of preferred stock and the assumption of $11,500,000 in liabilities of Goodman. The acquisition will be recorded under the purchase method of accounting.

Issuance of preferred stock: In July 1998, the Company began offering 100,000 shares of 9 percent Cumulative, Redeemable Series A Preferred Stock. Holders of the preferred shares will be entitled to receive cumulative preferential cash contributions at an annual rate of 9 percent of the liquidation preference of $100 per preferred share, accruing from the date of original issuance and payable quarterly in arrears on the last day of each calendar quarter of each year, commencing September 30, 1998.

The preferred shares are redeemable at the option of the Company, in whole or in part, from time to time, after June 30, 1999, at $100 per preferred share plus any accumulated and unpaid dividends thereon. However, redemption is not permitted unless the Company's common stock is trading at $3.00 per share or greater. The preferred shares are, at the option of the holder of the shares, convertible into shares of the Company's common stock at $3.00 per share subject to certain adjustments.

In the event of the dissolution of the Company, the holders of preferred shares will be entitled to a liquidation preference for each preferred share of $100 plus any accumulated and unpaid dividends thereon to the date of payment, subject to certain limitations. The Company has received net cash proceeds after offering expenses of $1,750,000 and issued 19,000 preferred shares through September 21, 1998.

ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                     Not applicable.

                                         PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
         ACT.

     Identification of Directors and Executive Officers. The current directors and officers of the Company who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, are set forth below:

Name                        Age        Position

Douglas P. Morris           43         Director of Celtic, USCF, SLM, ADR,
                                       Chairman and President of Celtic

Larry D. Meek               46         Director of Celtic and USCF,
                                       President and CEO of USCF

Howard D. Talks             44         Director of Celtic

Reese Howell Jr.            30         Director and Senior Vice President of
                                       Celtic, Director, President, and CEO
                                       of SLM, Director of ADR

Robert Gregory              40         Director of Celtic

Frank Lucchese              48         CFO, Secretary/Treasurer of Celtic;
                                       Director, Secretary /Treasurer, and CFO of USCF, Director of SLM and ADR

         There are no family  relationships  among the  Company's  officers  and
directors.   Background   information  concerning  the  Company's  officers  and
directors is as follows:

     Douglas P. Morris. Mr. Morris has been an officer and director of the Company since July, 1994. Mr. Morris is, and has been since 1988, the owner of H & M Capital Investments, Inc., a privately-held business consulting firm, H & M Capital Investments, Inc. is engaged in consulting with privately-held and publicly-held companies relating to management, debt financing and equity financing. Mr. Morris has inactivated H & M Capital Investments, Inc. From 1984 to 1988, Mr. Morris was self-employed in managing his own investments. Mr. Morris received his Masters Degree in Public Administration at the University of Southern California in 1982 and his Bachelor of Arts Degree in Judicial Administration from Brigham Young University in 1978. Mr. Morris is a director and officer of Emerald Capital Investments, Inc., a publicly held company with no current operations. Mr. Morris is a director of Millenniun Electronics, Inc., a publicly-held computer/electronics company. Mr. Morris is a director of Dauphin Technology, Inc., a publicly traded electronic manufacturing and computer company.

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

     Reese Howell Jr Mr. Howell was appointed Senior Vice-President and a director of the Company in January 1997. He also serves as President and CEO of SLM and is a director of ADR. Mr. Howell was the founder of SLM and has been in the mortgage industry since 1990. Prior to entering the mortgage industry he was involved in the federal procurement process for IBM's Federal Systems Division. Mr Howell obtained his B.S. in Finance and his M.B.A. from the University of Utah.

     Robert Gregory Mr. Gregory was appointed a director of the Company in February 1998. He is currently employed by Westpointe Capital Management as President. Mr. Gregory has over 20 years experience in finance and asset management with such companies as Dart Energy and Union Texas Petroleum. Mr. Gregory earned a M.B.A. in finance and a B.A. in economics from Michigan State University and a B.B.A. in accounting from the University of Texas.


Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by the Exchange Act regulations to furnish to the Company copies of all Section 16(a) forms they file with the SEC. Except as disclosed below and based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that during the fiscal year ended June 30, 1998, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

     Frank Lucchese and Robert Gregory were each granted options to purchase shares of the Company's common stock in April 1998 as incentive compensation. Mr. Lucchese and Mr. Gregory inadvertently failed to file the required reports relating to the grant of these options in a timely manner. However, the required reports have been filed. Neither of the options have been exercised.

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




                             SUMMARY COMPENSATION TABLE
                                                                                     Long Term Compensation
                       Annual Compensation(1)                                 Awards                      Payouts
                                                                    Restricted     Securities
Name and              Fiscal                        Other Annual    Stock          Underlying  LTIP      All Other
Principal Position     Year      Salary     Bonus   Compensation    Award(s)       Option(s)   Payouts   Compensation
----------------------------------------------------------------------------------------------------------------------

Douglas P. Morris     1998      $41,224     $-0-        $-0-          $-0-        # 400,000(2)  $-0-        $-0-
                      1997      $26,000     $-0-        $-0-          $-0-        #-0-          $-0-        $-0-
                      1996      $26,000     $-0-        $-0-          $-0-        #-0-          $-0-        $-0-
----------------------------------------------------------------------------------------------------------------------
Larry Meek            1998     $143,548    $18,583      $-0-          $-0-        #-0-          $-0-        $-0-
                      1997     $133,337     $-0-        $-0-          $-0-        # 150,000(2)  $-0-        $-0-
                      1996     $125,000     $-0-        $-0-          $-0-        # 560,000(2)  $-0-        $-0-

----------------------------------------------------------------------------------------------------------------------
Frank Lucchese        1998      $91,062    $12,882      $-0           $-0-        # 35,000(3)   $-0-        $-0-
                      1997      $91,062     $-0-        $-0-          $-0-        # 150,000(2)  $-0-        $-0-
                      1996      $85,000     $-0-        $-0-          $-0-        # 140,000     $-0-        $-0-
----------------------------------------------------------------------------------------------------------------------
Reese Howell Jr.      1998      $90,000     $-0-        $-0-          $-0-        #-0-          $-0-         $-0-
                      1997      $37,500     $-0-        $-0-          $-0-        # 560,000(2)  $-0-         $-0-
                      1996      $   -0-     $-0-        $-0-          $-0-        #-0-          $-0-         $-0-
----------------------------------------------------------------------------------------------------------------------



(1) See the discussions under the caption "EXECUTIVE COMPENSATION - Employment Contracts" regarding certain other compensation the named officer may be entitled to upon certain specified events.

(2) These options were granted pursuant to Employment Agreements.

(3) These Options were granted as performance bonus for fiscal year 1996, 1997 and 1998.

Stock Options Granted in Last Fiscal Year

The following table set forth grants of stock options made during the fiscal year ended June 30, 1998 to the employees of the Company.



                               Individual Grants

                                                % of Total
                                                Options/SARs
                        Number of Securities    Granted to     Exercise or
                        Underlying Options/     Employees in   Base Price
Name                    SARs Granted (#)        Fiscal Year    ($/Share)    Expiration Date

Douglas P. Morris (1)     400,000                 87.0%          $1.25          Various
Frank Lucchese (2 )        35,000                  7.6%          $1.00         6/30/2003



(1) These Options are granted pursuant to a employment agreement The 100,000 signing bonus options have an expiration date of May 12, 2003. The 150,000 performance based options are granted based on a formula relating to the Company's performance. They expire five years after being earned. 150,000 time based options will vest in three equal installments on May 12, 1999, 2000, and 2001. These options are exercisable five years from the date of vesting.

(2) These Options are granted pursuant to a employment agreement and have a June 30, 2003 expiration date.

Aggregate Option Exercises and Number/Value of Unexercised Options

         The following table provides information concerning the exercise of options during the last fiscal year by persons named in the Summary Compensation Table, the number of unexercised options held by such persons at the end of the last fiscal year, and the value of such unexercised options as of such date:

              Shares                         Total Number of          Value of Unexercised In-
              Acquired on     Value         Unexercised Options at       the-Money Options at
Name          Exercise (1) Realized ($)           6/30/98 (1)                6/30/98 (1)
----          ------------ ------------ ----------------------------------------------------------
                                           Exercisable  Unexercisable  Exercisable   Unexercisable

Douglas P.         -0-          -0-          200,000      300,000       $100,000        $112,500
Morris
Larry Meek         -0-          -0-          355,000        -0-         $221,875        $   -0-
Frank Lucchese     -0-          -0-          180,000        -0-         $112,500        $   -0-
Reese Howell, Jr.  -0-          -0-           37,500      212,500       $ 23,438        $132,813


         1 An "In-the-Money" stock option is an option for which the market price of the company's Common Stock underlying the option on June 30, 1998 exceeded the option exercise price. The value shown is calculated by multiplying the number of unexercised options by the difference between (i) the average of the bid and ask price for the Common Stock on the NASDAQ Small Cap Market on June 30, 1998 of $1.625 and (ii) the exercise price of the stock options of $1.00 or $1.25.

Compensation of Directors

         During the year ended June 30, 1998 the Company paid no compensation to directors except under employment agreements set forth above in the Summary Compensation Table and below in "Employment Agreements."

Employment Agreements

         The  Company  is  currently  a  party  to  the   following   Employment
Agreements:

         Douglas P. Morris. In May 1998, the Company entered into an employment agreement with Mr. Morris. The agreement is for a term of three years and provides for an annual salary of $100,000 with cost of living increase provisions. The agreement granted Mr. Morris an option to purchase 400,000 shares of the Company's common stock exercisable at $1.25 per share. A total of 100,000 of such options vested on the date of the execution of the agreement. Options for 150,000 shares vest over three years - 50,000 shares on the anniversary date of the agreement. Options for the remaining 150,000 shares vest if certain financial performance is achieved by the Company.

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

     Frank Lucchese. On June 28, 1995, the Company and Mr. Lucchese entered into a three year Employment Agreement. The agreement provides for a salary of $85,000 with annual cost of living adjustments not greater than 10%. Mr. Lucchese is eligible for bonuses in subsequent years subject to the discretion of the Board of Directors. Mr. Lucchese has been granted options to purchase 140,000 shares at $3.00 of the Company's common stock. Mr. Lucchese was granted 150,000 options on the Company's shares at $3.00 in July, 1996. In June 1997, Mr. Lucchese canceled 145,000 option shares in consideration of the reduction in the Exercise Price from $3.00 to $1.00. In April, 1998, Mr. Lucchese was granted options to purchase 35,000 shares at $1.00 of the Company's common stock.

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

         Reese Howell Jr. On January 31, 1997, the Company and Mr. Howell entered into a five year Employment Agreement. The agreement provides for a salary of $90,000 with annual cost of living adjustments not greater than 10%. Mr. Howell is entitled to a bonus of 7.5% of pre-tax profits of SLM and ADR until such time as his annual compensation reaches $150,000. After the $150,000 threshold is met, Mr. Howell is entitled to an additional bonus of 1.5% of the pre-tax profits of SLM and ADR. Mr. Howell has been granted time based and performance based options to purchase 500,000 shares of the Company"s stock at $3.00 per share. The performance based options are contingent on the profitability of SLM and ADR. In June 1997, Mr. Howell agreed to cancel 250,000 options shares in consideration of the reduction in the Exercise Price from $3.00 to $1.00.

Future Incentive Plans

         The Company will likely adopt additional incentive compensation plans which might include incentive stock options, pension plans, or a profit sharing plan. The Company offers to employees a 401K plan. The Company made no contribution to the plan for the year ending June 30,1998.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

         The following table sets forth information regarding shares of the Company's common stock beneficially owned as of September 8, 1998 by: (i) each officer and director of the Company; (including the officers and directors of USCF, SLM, and ADR) (ii) all officers and directors as a group (including the officers and directors of USCF, SLM, and ADR); and (iii) each person known by the Company to beneficially own 5 percent or more of the outstanding shares of the Company's common stock.

Douglas P. Morris(1)(2)                      848,765                 14.1%
515 Red Cypress Road
Cary, IL 60013

Howard D. Talks(1)(3)                        451,384                 7.5%
P.O. Box 250
Palm Beach, FL 33480

Larry D. Meek (1)(4)                         375,401                 6.2%
17W220 22nd St.. #420
Oakbrook Terrace, IL  60181

Frank Lucchese(1)(5)                         195,028                 3.3%
17W220 22nd St.. #420
Oakbrook Terrace, IL 60181

Reese Howell Jr. (1)(6)                      700,500                11.6%
102 West 500 South #300
Salt Lake City, Utah    84101

Laurence J. Pin                              308,257                 5.1%
c/o Open University
Orlando, FL 33480

Roger Davis                                  335,873             5.6%
1552 East 1300 South
Salt Lake City, Utah 84105

All Officers and Directors                   2,571,078          43.7%
as a group (5 people)
-----------

         (1) Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Each of the above-listed persons is an officer and/or director of the Company and/or USCF, and SLM, .

         (2) A total of 208,527 of these shares are owned by Mr. Morris. The remaining 140,239 shares are owned by Hyacinth Resources. Inc., an affiliate of Mr. Morris. The number of shares listed includes 100,000 shares which may be issued upon the exercise of an option exercisable at a price of $1.00 per share. The number of shares listed includes 400,000 shares which may be issued upon the exercise of an option exercisable at a price of $1.25 per share.
(See "Management Employment Agreement)

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

         (5) The total includes up to 180,000 shares which may be issued upon the exercise of stock options granted in connection with Mr. Lucchese's employment at an exercise price of $1.00 per share (See "Management Employment Agreement).

         (6) The total includes 305,500 shares issued in the stock for stock exchange of SLM and ADR, to Mr. Howell. In addition, 125,000 shares are being held in escrow for Mr. Howell based on a profitability operation formula of SLM and ADR. The total also includes 250,000 shares which may be issued upon the exercise of an option at $1.00 per share. These shares relate to certain employment agreements between Mr. Howell and the Company, 75,000 of such shares are time based option shares and 175,000 are performance option shares based on a profitability formula of SLM and ADR. (See "Management Employment Agreement")

         (7) The total includes 199,936 shares issued in the stock for stock exchange of SLM and ADR, to Mr. Davis. In addition, 125,000 shares are being held in escrow for Mr. Davis based on a profitability operation formula of SLM and ADR. The total also includes 10,937 shares which may be issued upon the exercise of an option at $1.00 per share.

          (8) The Company had 3,924,971 shares outstanding on September 8, 1998. Options held by directors, officers, and others totaled 1,850,937 shares.

Warrants and Options

         There are currently outstanding various warrants and options which, if exercised, will result in the issuance of additional shares of the Company's common stock. There are outstanding warrants and options entitling the holders to purchase 1,850,937 shares of the Company's common stock at prices ranging from $1.00 to $3.50. (See "Footnote 8 to Financial Statements".)

Changes in Control

         No changes in control are currently contemplated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Douglas P. Morris and Reese Howell, Jr., both of whom are officers and directors of the Company, each personally pledged 175,000 of their shares of the Company's common stock to Capital Resources Funding, Inc. to enable the Company to obtain a loan in the amount of $700,000. The loan proceeds were used to complete the acquisition of Goodman Factors, Inc.

         In September 1998, the Company borrowed $500,000 from affiliates of Robert Gregory, a director of the Company. The loan proceeds were used in the Goodman Factors purchase transaction. The loans are for a term of twelve months and bear interest at 14% per annum. There is also a quarterly success fee payable in the amount of $25,000 up to a maximum of $100,000. There is no prepayment penalty for repayment of the loan.

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
FORM 8-K

        A. The Exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibits Index which appears below.

        B. The Company filed no Form 8-K during the fiscal year ended September 30, 1998.

Exhibits to Form 10-KSB
                                                                          Sequentially
Exhibit                                                                    Numbered
Number  Exhibit                                                              Page

 3.1    Articles of Incorporation                                            (1)
 3.2    Bylaws                                                               (1)
10.1    Form of 1997 Stock Option Plan                                       (1)
10.2    Agreement and Plan of Merger - USCF                           Form 8-K July, 1994
10.4    Stock Option - Laurence J. Pino                                 Form 10-KSB, 1994
10.5    Stock Option - Douglas P. Morris                                Form 10-KSB, 1994
10.6    Stock Option - Howard D. Talks                                  Form 10-KSB, 1994
10.7    Form Indemnification Agreement                                  Form 10-KSB, 1994
              (Identical Agreement for all officers
               and directors)
10.8    Employment Agreement-Larry Meek                                 Form 10-KSB, 1995
10.9    Employment Agreement-Frank Lucchese                             Form 10-KSB, 1995
10.10.  Loan and Security Agreement                                     Form 10-KSB, 1996
10.11   Agreement and Plan of Merger                     Form 8-K filed February 18, 1997
10.12.  Escrow Agreement                                 Form 8-K filed February 18, 1997
10.13   Employment Agreement - Reese Howell, Jr.         Form 8-K filed February 18, 1997
10.14   Employment Agreement - Roger Davis               Form 8-K filed February 18, 1997
10.15   Stock Option Agreement - Reese Howell, Jr.       Form 8-K filed February 18, 1997
10.16   Stock Option Agreement - Roger Davis             Form 8-K filed February 18, 1997
10.17.  Employment Agreement - Douglas P. Morris                            48
10.18   Loan Agreement RE: USCF                                             58
10.19   Loan Agreement RE: Goodman Factors, Inc.                           103
11.1    Schedule of Weighted Average Shares                                (2)
21.1    Subsidiaries of Registrant                                         147
23.1    Consent of Independent Accountant                                  148



        (1) Incorporated by reference to Proxy Statement relating to Annual Meeting of Shareholders held January 1998.

        (2) Contained in Financial Statements.

                                  SIGNATURES

            In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Celtic Investment, Inc.



Date: September 25, 1998            By:  /s/ Douglas P. Morris
                                          Douglas P. Morris
                                         President/Principal Executive Officer


Date: September 25, 1998            By:  /s/ Frank Lucchese
                                         Frank Lucchese
                                         Chief Financial Officer
                                         Principal Financial Officer

            In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                           Capacity                Date

/s/Douglas P. Morris                President//Director     September 25, 1998
Douglas P. Morris

/s/ Larry Meek                      Director                September 25, 1998
Larry Meek

/s/ Reese Howell, Jr.               Director                September 25, 1998
Reese Howell, Jr.

/s/ Howard Talks                    Director                September 25, 1998
Howard Talks

/s/Robert Gregory                   Director                September 25, 1998
Robert Gregory