Form 10QSB
period 1998-09-30
CELTIC INVESTMENT INC
filed 1998-11-17
CIK 869497

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended September 30, 1998

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 0-14189

                            CELTIC INVESTMENT, INC.
         (Names of Small Business Issuer as specified in its charter)

                   Illinois                           36-3729989
               ---------------                     ----------------
      (State or other jurisdiction of              (I.R.S. employer
       incorporation or organization)               identification
                                                    No.)


                          17W220 22nd St., Suite 420
                          Oakbrook Terrace, Il  60181
                   (Address of principal executive offices)

       Issuer's telephone number, including area code:  (630) 993-9010

  Securities registered pursuant to Section 12(b) of the Exchange Act:  None

     Securities registered pursuant to Section 12(g) of the Exchange Act: $.001 Par Value Common Stock

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes x No

Common Stock outstanding at November 13, 1998 - 3,924,971 shares of $.001 par value Common Stock.




                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           CELTIC INVESTMENT, INC.


                   For the Quarter Ended September 30, 1998

      The following financial statements and schedules of the registrant and it's consolidated subsidiaries are submitted herewith:


                  Part I - Financial Information


Item 1.     Financial Statements:
             Condensed Consolidated Balance Sheet--September 30, 1998 and
               June 30, 1998                                                 3
             Condensed Consolidated Statements of Operations--for the three
               Months ended September 30, 1998 and 1997                      4
             Condensed Consolidated Statements of Cash Flows--for the three
               Months ended September 30, 1998 and 1997
             Notes to Condensed Consolidated Financial Statements            6

Item 2.     Management's Discussion and Analysis of   Financial Condition
                   and Results of Operations--General                        7

                  Part II - Other Information

Item 1.     Legal Proceedings                                               12

Item 2.     Changes in Securities                                           12

Item 3.     Defaults Upon Senior Securities                                 12

Item 4.     Submission of Matters to a Vote of   Security Holders           12

Item 5.     Other Information                                               12

Item 6(a).  Exhibits                                                        12

Item 6(b).  Reports of Form 8-K                                             12

                              CELTIC INVESTMENT, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)

ASSETS
                                                               Sept 30, 1998    June 30, 1998
                                                              ---------------   -------------
       Cash and cash equivalents                               $ 2,829,005      $    905,093
       Receivables                                              22,352,757         6,597,960
       Notes receivable                                            382,763           245,400
       Construction Loans receivable                               606,947           553,968
       Prepaid expenses and other assets                           188,857           109,981
       Deferred Taxes                                               81,000            81,000
                                                               ---------------  --------------

             Total current assets                               26,441,329        8,493,402
                                                               ---------------  --------------

       Furniture, fixtures and equipment, net of accumulated
          depreciation 1999 $173,316; 1998 $162,126                 92,150         94,327
       Deferred finance fees, net of accumulated amortization       27,578         39,397
          1999 $174,253; 1998 $ 162,434
       Deferred Taxes                                              367,000        391,000
       Goodwill, net of accumulated amortization in 1999 of
          $90,027 ; 1998 $65,733                                 9,612,982        587,270
                                                                 ---------        -------
                                                                10,099,710      1,111,994

             Total assets                                     $ 36,541,039   $  9,605,396
                                                              =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

       Notes payable                                         $ 17,517,026   $  3,619,496
       Due to factoring clients                                 5,548,555      1,489,063
       Current portion of long-term debt                            5,662         22,906
       Accounts payable and accrued expenses                      604,210        314,760
                                                               -----------  -------------

             Total current liabilities                         23,675,453      5,446,225
                                                               -----------  -------------

       Long-Term Debt, less current portion                     6,750,000         14,690
                                                               -----------  -------------

       Preferred stock, $100 par value: authorized
          $10,000,000 shares: isuued and outstanding 19,795     1,905,665             0

       Stockholders' equity:
          Common stock, $.001 par value: authorized 25,000,000
             shares: isuued and outstanding 3,924,971               3,925          3,906
          Additional paid-in capital                            5,094,536      5,076,054
          Accumulated deficit                                    (835,662)      (871,767)
                                                               -----------  -------------

             Total stockholders' equity                         4,262,799      4,208,193

       Less notes receivable and interest receivable from
          stockholders                                            (52,878)       (63,712)
                                                               -----------  -------------
                                                                4,209,921      4,144,481

             Total liabilities and stockholders' equity      $ 36,541,039   $  9,605,396
                                                            -------------- ==============



      See accompanying notes to condensed consolidated financial statements

                                 CELTIC INVESTMENT, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                   Three Months Ended    Three Months Ended
                                                   September 30, 1998     September 30, 1997

Revenues:
      Factoring income                             $       663,650         $     471,546
      Mortgage Origination Income                          489,696               229,334
      Interest                                               4,886                    0
      Other                                                  9,277                    0
                                                   ----------------        ---------------

                   Total revenues                        1,167,508              700,880

      Interest expense                                     182,483              121,564
                                                   ----------------        ----------------

      Revenue after interest expense                       985,025              579,316

Provision for credit losses                                 30,000               18,494
                                                   ----------------        -----------------
      Revenue after interest expense and provision
            for credit losses                              955,025              560,822
                                                   ----------------        -----------------

Operating Expenses:
      Salaries and employee benefits                       346,248              231,863
      Occupancy                                            154,027              110,549
      Servicing costs                                            0               14,679
      Professional fees                                    240,456              119,290
      Amortization                                          24,294               11,600                                      24,294
      Other                                                129,893              103,225
                                                   ----------------        ------------------

                   Total operating expenses                894,918              591,206


            Income (loss) from continuing                   60,107              (30,384)
               operations before income taxes      ________________        __________________

      Provision for income taxes                            24,000                   0
                                                   ----------------        ------------------

            Income (Loss) from continuing                   36,107              (30,384)
               Operations
      (Loss) income from operations of                          0               (45,087)
          discontinued segment
                                                   ----------------        ----------------


      Net Income (loss)                            $       (36,107)        $    (75,471)

      Convertible Preferred Stock Dividends                (15,335)                  0

      Net Income (loss) applicable to              $        20,772              ((75,471)
            common shareholders                    =================       =================

Net income (loss per share; Basic:
      Continuing Operations                        $          0.01        $        (0.01)
      Discontinued operation                                  0.00                 (0.01)
                                                   -----------------       ------------------

      Net Income (loss)                                       0.01                 (0.02)
                                                   =================       ===================

Diluted:
      Continuing Operations                        $          0.01        $        (0.01)
      Discontinued operation                                  0.00                 (0.01)
                                                   -----------------       ------------------

      Net Income (loss)                            $          0.01        $        (0.02)
                                                   =================       ==================



               See accompanying notes to consolidated financial statements

                                 CELTIC INVESTMENT, INC.


                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (Unaudited)

                                                               Three Months Ended    Three Months Ended
                                                               September 30, 1998    September 30, 1997
                                                              --------------------   --------------------

Cash flows from operating activities
      Net income (loss)                                        $        20,772        $     (75,471)
      Adjustments to reconcile net income
          loss to net cash (used in)
          operating activities:
             Provision for credit losses                                30,000               18,400
             Depreciation                                               11,190               18,028
             Amortization fo deferred finance fees                      11,819               19,319
             Amortization of Goodwill                                   24,294               11,600
             Deferred Taxes                                             24,000                   0
      Changes in operating assets and liabilities:
          (Increase) in receivables                                    196,169           (2,142,277)
          Decrease (increase) in notes receivable                       20,410              111,119
          (Increase) decrease in construction loans receivable         (52,979)                  0
          Increase (decrease) in mortgage loans held for sal                0               113,786
          Increase (decrease) in prepaid expenses and
               other assets                                            (78,883)              30,285
         (Decrease) increase in accounts payable and accrued
              expenses                                                  68,123              (13,576)
          Increase in due to factoring clients                          96,037              656,612
                                                              --------------------   --------------------

      Net cash (used in) operating activities                          370,952           (1,252,175)
                                                              --------------------   --------------------
Cash Flows From Investing Activities
      Acquisitions, net of cash acquired                            (1,579,000)
      Purchase of furniture, fixtures and equipment                     (5,834)             (2,798)
                                                              --------------------   --------------------

      Net cash provided by (used in) investing activities           (1,584,834)             (2,798)
                                                              --------------------   --------------------

Cash Flows From Financing Activities
      Net proceeds from notes payable                                1,228,319           1,199,647
      Net proceeds from preferred stock                              1,921,000
      Net proceeds from common stock                                    18,500
      Cash dividends paid to preferred shareholders                    (15,335)
      Payments on long-term debt                                       (14,690)
                                                              --------------------   --------------------

      Net cash provided by financing activities                      3,137,794           1,199,647

        Net increase (decrease) in cash and cash equivalents         1,923,912             (55,326)

Cash and cash equivalents

Beginning                                                              905,093             941,789
                                                              --------------------   --------------------

Ending                                                         $     2,829,005             886,463
                                                              ====================   ====================

Supplemental Disclosure of Cash Flow Information
      Cash Paid for interest                                   $       170,664       $     115,664

Supplemental Disclosure of non-cash investing and
  financing activities
    Details of businesses acquired in purchase transactions
      Fair-Value of assets acquired                            $    12,900,000
      Goodwill                                                       9,050,000
                                                              --------------------

      Total purchase price                                          21,950,000
      Liabilites assumed or created                                 19,729,000
      Cash acquired                                                   (642,000)
                                                              --------------------

      Net cash paid for acquisition                            $     1,579,000




               See accompanying notes to consolidated financial statements

                           CELTIC INVESTMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          --------------------------


1.    Consolidation and Financial Statement Presentation

      In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments consisting of only normal recurring adjustments necessary to present fairly its financial position as of September 30, 1998 and the results of its operations and cash flows for the three months ended September 30, 1998 and 1997. The statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and the footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.    Earning  per Share

      Basic earnings per share pursuant to Statement pf Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) is determined using net income adjusted for preferred stock dividends divided by weighted average common stock outstanding. Diluted earning per share, as defined by FAS 128, is computed based on the amount of income that would be available for each common share assuming all dilutive potential common shares were issued. Such dilutive common shares include stock options, and convertible preferred stock. Amounts used in the determination of basic and diluted earnings per share for the quarter ended September 30, 1998 and 1997 are shown in the table below.

In dollars, except shares

                                                 Quarter Ended
                                                 September 30,
                                            1998              1997
                                      ---------------     --------------
Net income (loss) from
  continuing operations                 $   36,107           (30,384)
Less dividends accrued on
   preferred stock                         (15,335)              0
Income available to common
   shareholders                         $   20,772           (30,384)

Weighted average shares
  outstanding                            3,918,804         3,906,471
Adjustment for dilutive
  securities:
  Assumed exercise of stock
   options                                 689,442           130,341
   Assumed conversation of
   convertible preferred stock             659,833                 0
Diluted common shares                    5,268,079         4,036,812

                           CELTIC INVESTMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

3.    Segment Reporting Information and Discontinued Segments

            Effective January 1, 1998 the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 establishes standards for reporting information about operating segments in interim and annual financial statements. Statement 131also establishes standard for related disclosure about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position but did affect the disclosure of segment information. The Company's operations include three primary segments that are strategic business units offering different products and services: purchase of accounts receivable, mortgage brokerage and real estate brokerage. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that management evaluates performance based on profit or loss before corporate expenses and income taxes. Selected financial information by business segment for the quarter ended September 30 is included under results of operations in Part 1 Item 2.

4.    Reclassifications

      Certain amounts have been reclassified in the prior year financial statements to conform to the current year presentation.

5.    Commitments and Contingencies

      The Company has not entered into new agreements during the period that contain any long term commitments or contingencies.

6.    New Accounting Pronouncements

      In June 1997, the FASB issued Statement 130, Reporting Comprehensive Income which the company will adopt for the year ended June 30, 1999. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Statement does not address when transactions are recorded, how they are measured in the financial statements, or whether they should be included in net income or other comprehensive income. The impact of this compliance with this statement will not impact the consolidated financial position , net income or cash flows of the Company.

      During 1998 the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes new standards for reporting information about derivatives and hedging. It is effective for periods beginning after June 15, 1999 and will be adopted by the Company as of July 1, 2000. The Company expects that adoption of this Standard will have no effect on its consolidated financial position, results of operations or on disclosures within the financial statements as they currently do not engage in the use of derivative instruments or other hedging activities.

7.    Acquisition and Preferred Stock Issuance

      Acquisition of Goodman Factors: On September 21,1998 the Corporation completed the purchase of 100 percent of the common stock of Goodman Factors, Inc. for approximately $21,500,000 in cash, notes, and assumption of liabilities. The Company funded the transaction by borrowing $4,500,000 in term debt, issuing $3,750,000 in notes payable to former Goodman stockholders, using $1,750,000 proceeds from the sale of preferred stock and the assumption of

$11,500,000 in liabilities of Goodman. The acquisition will be recorded under the purchase method of accounting.

      Issuance of preferred stock: In July 1998, the Company began offering 100,000 shares of 9 percent Cumulative Redeemable Series A Preferred Stock. Holder of the preferred shares will be entitled to receive cumulative preferential cash contributions at an annual rate of 9 percent of the liquidation preference of $100 per share, accruing from the date of original issuance and payable quarterly in arrears on the last day of each calendar quarter each year commencing September 30, 1998.

      The preferred shares are redeemable at the option of the Company, in whole or in part, from time to time after June 30, 1999 at $100 per preferred share plus any accumulated and unpaid dividends thereon. However, redemption is not permitted unless the Company's common stock is trading at $3.00 per share or greater. The preferred shares are, at option of the holder of the shares, convertible into shares of the Company's common stock at $3.00 per share subject to certain adjustments.

      In the event of dissolution of the Company, the holders of the preferred will be entitled to a liquidation preference for each preferred share of $100 plus any accumulated unpaid dividends thereon to the date of payment, subject to certain limitations. The Company has received net cash proceeds after the offering expenses of $1,921,000 and issued 19,795 preferred shares through September 30, 1998.

      Pro Forma Information: The Company's consolidated results of operations include Goodman Factors from September 22, 1998 through September 30, 1998. The pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of fiscal 1997. The pro forma information reflects adjustments which include interest and dividend expense related to the assumed financing of the cash considerations paid for the acquisition; the amortization of goodwill; and costs associated with the integration of the acquisition into the Company. Adjustment has also been made to the salaries paid to the management of Goodman Factors that are in excess of the agreed to amounts under the new management agreement. The pro forma results do not necessarily represent the results which would have occurred if the acquisition had taken place on the date and basis assumed.

                                                    Three months ended
                                                       September 30,
                                                1998                  1997
                                                ----                  ----

Total operating revenue                      $2,616,032          $1,843,000
Net income                                   $  156,472          $  184,000
Earning per share
     Basic                                   $      .04          $      .05
     Diluted                                 $      .03          $      .04

                                PART 1 - ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATION

Overview

      Celtic Investment, Inc., ("the Company") is a diversified financial service holding company. The Company has four wholly owned subsidiaries. The three operating subsidiaries are U.S. Commercial Funding Corp. (USCF), Goodman Factors, Inc. (GF), and Salt Lake Mortgage Corp. (SLM). The fourth subsidiary, Advantage Realty, Inc. (ADR) during the period ending June 30th, 1998 discontinued its' operations due to lack of profitability. USCF and GF are in the business of purchasing accounts receivable from small to medium sized businesses. The purchase of accounts receivable is commonly referred to as factoring. USCF and GF purchase of accounts receivable has historically been true purchases of assets and not loan transactions. SLM is a mortgage broker with operations in the states of Utah, Nevada, Colorado, and California. SLM originates residential mortgage loans for clients seeking home ownership, "rate-term" refinances, "cash-out" refinancing, and second mortgages. These operating subsidiaries have their own respective Board of Directors and management teams. Although the subsidiaries operate independently from one, another, the Company requires that each subsidiary adopt a month by month operation plan for each fiscal year. The Company oversees each operation and monitors the respective monthly results. Any major cost or changes in business direction of the subsidiaries operation is approved in advance by the Company's Board of Directors.

      The GF subsidiary was acquired by the Company on September 21st, 1998. The Company acquired 100% of the GF capital common stock for approximately $21,500,000 in cash, notes, and assumption of certain liabilities. The Company financed the transaction by borrowing $4,500,000 in term debt, issuing $3,750,000 in notes payable to former GF stockholders, and used $1,750,000 from equity capital received from the proceeds of a preferred stock private placement offering. As part of the transaction, the Company assumed $11,500,000 of GF's liabilities.

      GF has been in the factoring business for approximately twenty-six years. Over the last three years it has averaged approximately $120,000,000 in annual receivable purchases. GF's receivable portfolio averages between $12,000,000 and $17,000,000. GF has earned approximately $5,000,000 per year in factoring fee income over the last three years. GF has approximately 160 client accounts. The majority of GF's clients are located in the Dallas/Fort Worth, Texas area. The majority of the clients are in manufacturing, distribution, or service type industries.

Results of Operations

      The following discussion and analysis in the table below presents the significant changes in financial conditions and results of continuing operations of the Company categorized by the Company's subsidiaries for the three months ended September 30, 1998 and 1997. This discussion should be read in conjunction with the consolidated financial statement and notes thereto (in thousands). The Company adopted certain Financial Accounting Standards regarding operating subsidiaries referred to as "segments." The discussion below includes only two operating segments. Factoring Operations which includes the operations of USCF and GF. Since, GF was acquired on September 21, 1998, only eight (8) days of operations are recorded in this report. As such, the GF results are included with USCF's operations. In future reports, GF will be identified as its own operating segment. The second segment is SLM.

                           CELTIC INVESTMENT, INC.
                 CONDENSED SUBSIDIARY STATEMENT OF OPERATIONS
                                 (UNAUDITED)

$000's

                                          Three Months Ended
                                             September 30
                                          1998        1997
                                        ______________________
Revenues
      Factoring Operations                   678       471
      SLM                                    490       229
                                            -----     -----
      Total Revenue                         1168       700

Operating Expense
      Factoring Operations Interest          182       122
      Factoring Operations                   391       297
      SLM                                    427       276
      Corporate (Celtic)                     106        37
                                            -----     -----
      Total Operating Expense               1106       732

Operating Profit (Loss)
      Factoring Operations                   103        67
      SLM                                     63       -60
      Corporate (Celtic)                    -106       -37
                                            -----     -----

      Income (loss) from continuing
        operations before income taxes        60       -30

Provision for income taxes                    24         0

      Income (Loss) from continuing
          operations                          36       -30

(Loss) income from operations of
    discontinued segment                       0       -45
                                            ------    -----

Net Income (Loss)                             36       -75
                                            ------    -----

Convertible Preferred Dividends              -15        0
                                            ------    -----

Net Income (Loss) Applicable to Common        21      -75
  Shareholders                              ======    =====



Revenues

      Factoring operations revenues increased $207,000 (44%) to $678,000 for the three months ended September 30, 1998 compared to $471,000 for the three months ended September 30, 1997.

USCF revenues increased by $60,000 for the three months ending September 30, 1998, a 13% increase from the three months ending September 30, 1997. The eight
(8)days of operations of GF resulted in the remaining increase of $148,000 in revenue from the comparable period.

      SLM revenues increased by $261,000 (114%) to $490,000 for the three month period ending September 30, 1998 compared to $229,000 for the three months ended September 30th, 1997. This significant increase is the direct result of a more favorable interest rate environment, the hiring of additional sale personnel and a revised marketing strategy. The lower interest rates have positively impacted "rate term" refinancing and "cash-out" refinancing of residential mortgages which is the major reason for the significant revenue growth.

Operating Expense

      Interest expense totaled $182,000 for the three months ending September 30, 1998 compared to $122,000 for the three months ending September 30, 1997. The primary reason for this increase was the combined factoring operations useage of the secured line of credit. As of September 30, 1998, the amount outstanding on the line of credit was $15,600,000 compared to $3,900,000 on September 30, 1997. The increase in the use of the line of credit has resulted in the increase in interest expense.

      Factoring operations' operating expense, not including interest, for the three months ending September 30, 1998 totaled $391,000, an increase of $94,000 ( 32%) from the three months ending September 30, 1997. The primary reasons for this increase are as follows: First, during the three months ending September 30, 1998, factored accounts receivable volume increased by 44% over the three months ended September 30, 1997. This increase in volume increases expense categories to compensate for the increase in volume of purchase accounts receivable. In addition, the acquisition of GF proportionately increased expenses including: salaries and benefits, commissions, and supplies and postage. Second, USCF accrued $30,000 in credit losses for the three months ending September 30, 1998 compared to $18,400 for the comparable period, an increase of $11,600.

      SLM operating expenses were $427,000 for the three months ending September 30, 1998, and increase of $132,000 (55%) from the three months ending September 30, 1997. This expense increase is a direct result of the increase in revenue of 114%, compared to the prior period. The major expense categories impacted by this revenue growth are: Direct loan processing expense increased $50,000; Occupancy expense increased $37,000, and Salaries increased $9,000. Legal fees increased from $1,000 to $18,000, an increase of $17,000 from the comparable period. This increase is a result of a litigation matter between SLM and a former employee.

      The Company's corporate expense was $106,000 for the three months ending September 30, 1998, an increase of $69,000 (186%) from the three months ending September 30, 1997. This expense increase is a direct result of the overall growth of the Company. The major expense categories impacted by this growth are:
Profession fees (legal and accounting) increased $40,000 and Salaries increased $22,000.

Operating Profit (Loss)

      Factoring operations had an increase in operating profit of $36,000 to $103,000 for the three month period ending September 30, 1998, compared to $67,000 for the three months ending September 30, 1997. This profit increase is a result of the volume increase in factored accounts receivable including the profitable operations of GF during the eight (8) days of the reporting period.

      SLM had an operating profit of $63,000 for the three months ending September 30, 1998. This is compared to an operating loss of ($60,000) for the three months ending September 30, 1997. This is a $123,000 total positive turnaround. The reason for the turnaround results from the overall significant growth of revenue in the current period.

      The consolidated net income for three months ending September 30, 1998 totaled $ 60,000 compared to a net loss of ($75,000) for the three months ended September 30, 1997. This is a $135,000 positive turnaround. The consolidated profit is attributed to the continued profitability of the factoring operations, and most significantly the turnaround of SLM. In addition, the discontinued segment operations of ADR have had a positive impact on the Company's overall profitability.

Liquidity and Capital Resources

      The Company's capital requirements will most likely increase as the Company's mission statement is achieved. The requirement may include additional resources to increase the purchase volume of accounts receivable, expansion of the mortgage brokerage operation, and provide financing for any potential acquisition/merger activity. Inasmuch as the Company's operations in the past were limited to USCF operations, the existing equity capital and line of credit were sufficient. The acquisition of GF substantially impacts the capital requirements of the Company. In order to expand USCF's and GF's ability to purchase receivables on a meaningful basis and implement the Company's overall business plan, the Company will need to access additional equity and debt capital. There can be no assurance that additional capital will be available as needed.

      USCF entered into a rediscount line of credit agreement with Capital Business Credit, a division of Capital Factors Inc. of Los Angeles, California. In December 1997 the line of credit was successfully renegotiated with significant improvement in terms. Specifically, the line of credit was increased from $6,000,000 to $15,000,000. The Company is a guarantor to this agreement and has agreed to subordinate certain interests with regard to the agreement. In August 1998, USCF successfully renegotiated the line of credit to provide a maximum of $23,000,000 to purchase clients' accounts receivable for the combined entities of USCF and GF.

      In July, the Company began offering 100,000 shares of 9% Cumulative, Redeemable Preferred stock. Holders of the preferred shares will be entitled to receive cumulative preferential cash contributions at an annual rate of 9% of the liquidation preference of $100 per preferred share, accruing from the date of the original issuance and payable quarterly in arrears on the last day of each calender quarter of each year, commencing September 30, 1998. As of September 30, 1998 there were total cash proceeds received from the sale of the preferred stock of $1,964,165, resulting in the issuance of 19,642 shares of the preferred stock. Total dividends paid through September 30, 1998 is $15,000.

      The preferred shares are redeemable at the option of the Company, in whole or in part, from time to time, after June 30, 1999, at $100 per preferred share plus any accumulated and unpaid dividends thereon. However, redemption is not permitted unless the Company's common stock is trading at $3.00 per share or greater. The preferred shares are, at the option of the holder of the shares, convertible into shares of the Company's common stock at $3.00 per share subject to certain adjustments. In the event of the dissolution of the Company, the holders will be entitled to a liquidation preference for each preferred share of $100 plus any accumulated and unpaid dividends thereon to the date of payment, subject to certain limitations.

      At September 30, 1998, the Company had total assets of $36,541,039 and total liabilities of $30,425,453. This compares to the total assets of $9,605,396 and total liabilities of $5,460,915 at June 30, 1998. Cash at September 30, 1998, totaled $2,829,005 compared to $905,093 at June 30, 1998.
The significant increase in these respective categories results from the acquisition of GF. GF's assets totaled $20,092,142, and the liabilities totaled $20,023,212. The increase in cash is a result of the proceeds received from the sale of the preferred stock and cash on the balance sheet of GF.

      The Company anticipates that its monthly general and administrative costs, exclusive of depreciation and marketing expenses, commissions and professional fees, will be approximately $150,000 for each of the next six months based on current operations. However, if operations increase, the Company may be required to increase its staff which will increase its monthly general and administrative expenses. The Company anticipates that existing working capital and the line of credit may not be adequate to fund its projected factoring volume during the next six months. The company is reviewing several alternatives with a number of financial institutions that may provide the capital requirements for the next several years.

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

      The Company, in accordance with Phase I of the program conducted an internal review of all systems and contacted all software suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area, a number of applications have been identified as Y2K compliant due to their recent implementation. The Company's core financial and reporting systems are Y2K compliant. In the third-party area, the Company has communicated with the primary vendors and has determined that all are making significant progress toward their Y2K compliance.

      Although the Company expects all of its systems to be Year 2000 compliant by January 31, 1999, there can be no assurance that all business software providers will be functional by January 31, 1999. The Company's cost to comply with Year 2000 initiative is not expected to be significant.

Forward-looking Statements

      The foregoing discussions in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements, within the meaning of section 27a of the Securities Act of 1933 and section 21e of the Securities Act, which reflect Management's current views with respect to the future events and financial performance. Such forward looking statements may be deemed to include, among other things, statements relating to anticipated growth, and increased profitability, as well as to statements relating to the Company's strategic plan, including plans to develop and increase factored receivables, loan originations, and to selectively acquire other companies. These forward-looking statements are subject to certain risks and uncertainties, including, but not limited to, future financial performance and future events, competitive pricing for services, costs of obtaining capital as well as national, regional and local economic conditions. Actual results could differ materially from those addressed in the forward looking statement. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only of the date hereof.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceeding. On April 29, 1998, USCF obtained a consent default judgement from Vencor International Inc. in the amount of $500,983.04.

Item 2. Changes in Securities. The Company has issued through September 30th, 1998 a total of 19,795 shares of the Convertible Preferred $100 par value stock.

Item 3.   Defaults Upon Senior Securities.  None.

Item 4.   Submission of Matters to a Vote of Security Holders .  None.

Item 5.   Other Information.  None.

Item 6.(a) Exhibits.  None.

Item 6.(b) Reports  on  Form  8-K.  On  September  21,  1998,  the
           Company's, wholly owned subsidiary USCF, acquired all of the issued and outstanding shares of Goodman Factors Inc. This was reported on an 8-K filed October 5, 1998.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    CELTIC INVESTMENT, INC.



Date: November 16, 1998             /s/ Douglas P. Morris
                                    ---------------------
                                    By: Douglas P. Morris
                                    President and Principal Executive Officer





Date: November 16, 1998             /s/ Frank Lucchese
                                    ------------------
                                    By: Frank Lucchese
                                    Principal Financial Officer