Form 10QSB
period 1998-12-31
CELTIC INVESTMENT INC
filed 1999-02-16
CIK 869497

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended December 31, 1998

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 0-14189

                            CELTIC INVESTMENT, INC.
         (Names of Small Business Issuer as specified in its charter)

                    Illinois                           36-3729989
                 --------------                       ------------
        (State or other jurisdiction of             (I.R.S. employer
         incorporation or organization)              identification
                                                          No.)

                          17W220 22nd St., Suite 420
                          Oakbrook Terrace, Il  60181
                    --------------------------------------
                   (Address of principal executive offices)

       Issuer's telephone number, including area code:  (630) 993-9010

  Securities registered pursuant to Section 12(b) of the Exchange Act:  None

     Securities registered pursuant to Section 12(g) of the Exchange Act: $.001 Par Value Common Stock

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.Yes x No.

     Common Stock outstanding at February 13, 1999 - 3,924,971 shares of $.001 par value Common Stock.




                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE

===============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           CELTIC INVESTMENT, INC.


                   For the Quarter Ended December 31, 1998

      The following financial statements and schedules of the registrant and it's consolidated subsidiaries are submitted herewith:


                  Part I - Financial Information


Item 1.     Financial Statements:
             Condensed Consolidated Balance Sheet-December 31, 1998 and
                 June 30, 1998                                                3
             Condensed Consolidated Statements of Operations--for the three
                 Months ended December 31, 1998 and 1997                      4
             Condensed Consolidated Statements of Operations--for the six
                 Months ended December 31, 1998 and 1997                      5
             Condensed Consolidated Statements of Cash Flows--for the six
                 Months ended December 31, 1998 and 1997                      6
             Notes to Condensed Consolidated Financial Statements             7

Item 2.     Management's Discussion and Analysis of   Financial Condition
                 and Results of Operations--General                          10


                 Part II - Other Information

Item 1.     Legal Proceedings                                                16

Item 2.     Changes in Securities                                            16

Item 3.     Defaults Upon Senior Securities                                  16

Item 4.     Submission of Matters to a Vote of   Security Holders            16

Item 5.     Other Information                                                16

Item 6(a).  Exhibits                                                         16

Item 6(b).  Reports of Form 8-K                                              16

                              CELTIC INVESTMENT, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)



                                        ASSETS
                                                               Dec 31, 1998   June 30, 1998
                                                              -------------  --------------

       Cash and cash equivalents                               $   746,077   $    905,093
       Receivables                                              24,556,749      6,597,960
       Notes receivable                                            170,536        245,400
       Construction Loans receivable                               631,504        553,968
       Prepaid expenses and other assets                           131,477        109,981
       Deferred Taxes                                               81,000         81,000
                                                               -----------   ------------

             Total current assets                               26,317,343      8,493,402
                                                               -----------   ------------

       Furniture, fixtures and equipment, net of accumulated
          depreciation 1999 $189,439; 1998 $162,126                 76,028         94,327
       Deferred finance fees, net of accumulated amortization       15,759         39,397
          1999 $186,072; 1998 $ 162,434
       Deferred Taxes                                              367,000        391,000
       Goodwill, net of accumulated amortization in 1999 of
          $251,321 ; 1998 $65,733                                9,451,688        587,270
                                                               ------------   ------------
                                                                 9,910,475      1,111,994
                                                               ------------   ------------

             Total assets                                      $36,227,818   $  9,605,396
                                                               ============   ============



                              LIABILITIES AND STOCKHOLDERS' EQUITY

       Notes payable                                           $16,045,455   $  3,619,496
       Due to factoring clients                                  6,822,905      1,489,063
       Current portion of long-term debt                             2,884         22,906
       Accounts payable and accrued expenses                       636,018        314,760
                                                               ------------   -----------

             Total current liabilities                          23,507,262      5,446,225
                                                               ------------   -----------

       Long-Term Debt, less current portion                      6,462,500         14,690
                                                               ------------   -----------

    Convertible Preferred stock, $100 par value:
      authorized $10,000,000 shares: issued and
        outstanding 23,295                                       2,081,470             0

       Stockholders' equity :
          Common stock, $.001 par value: authorized
            25,000,000 shares: issued and outstanding
              3,924,971                                              3,925         3,906
          Additional paid-in capital                             5,094,536     5,076,054
          Accumulated deficit                                     (869,507)     (871,767)
                                                               ------------   -----------

             Total stockholders' equity                          4,228,954     4,208,193

       Less notes receivable and interest receivable from
          stockholders                                            (52,368)       (63,712)
                                                               ------------   -----------
                                                                 4,176,586      4,144,481
                                                               ------------   -----------
             Total liabilities and stockholders' equity        $ 36,227,818   $ 9,605,396
                                                               ============   ===========


       See accompanying notes to condensed consolidated financial statements

                           CELTIC INVESTMENT, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                               Three Months Ended     Three Months Ended
Revenues:                                       December 31, 1998      December 31, 1997
                                               ------------------     ------------------


     Factoring income                           $    1,866,853         $      546,452
     Mortgage Origination Income                       454,545                424,571
     Interest                                            2,169                 15,252
     Other                                              10,519                 14,321
                                               ------------------     ------------------
            Total revenues                           2,334,086              1,000,596

      Interest expense                                 709,266                174,377
                                               ------------------     ------------------

      Revenue after interest expense                 1,624,820                826,219

Provision for credit losses                            127,200                 22,672
                                               ------------------     ------------------
      Revenue after interest expense and
        provision for credit losses                  1,497,620                803,547
                                               ------------------     ------------------
Operating Expenses:
      Salaries and employee benefits                   601,439                245,264
      Occupancy                                        163,095                145,737
      Servicing costs                                        0                 17,329
      Professional fees                                294,151                176,178
      Amortization                                     161,295                 11,600
      Other                                            311,483                136,730
                                               ------------------     ------------------
            Total operating expenses                 1,531,463                732,838

      Income (loss) from continuing operations
        before income taxes                            (33,843)                70,708
                                               ------------------     ------------------

      Provision for income taxes                             0                     0
                                               ------------------     ------------------
      Income (Loss) from continuing operations         (33,843)                70,708

      (Loss) income from operations of
         discontinued segment                                0                (50,711)
                                               ------------------     ------------------

      Net Income (loss)                                (33,843)                19,997
                                               ------------------     ------------------
      Convertible Preferred Stock Dividends            (50,783)                    0

      Net Income (loss) applicable to common
          shareholders                           $     (84,627)               19,997
                                               ==================     ==================

Net income (loss per share):
  Basic:
      Continuing Operations                     $         (0.02)                 0.01
      Discontinued operation                               0.00                  0.00
                                               ------------------     ------------------
      Net Income (loss)                         $         (0.02)           $     0.01
                                               ==================     ==================

Diluted:
      Continuing Operations                               (0.02)                 0.01
      Discontinued operation                               0.00                ( 0.00)
                                               ==================     ==================
      Net Income (loss)                         $         (0.02)            $    0.01
                                               ==================     ==================


See accompanying notes to consolidated financial statements

                           CELTIC INVESTMENT, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)




                                            Six Months Ended  Six  Months Ended
                                           December 31, 1998  December 31, 1997
                                            -----------------  -----------------
Revenues:
      Factoring income                        $    2,530,809   $     1,017,998
      Mortgage Origination Income                    944,240           653,905
      Interest                                         6,749            15,252
      Other                                           19,796            14,319
                                             ----------------  ----------------
        Total revenues                             3,501,594         1,701,474

      Interest expense                               891,749           295,941
                                             ----------------  ----------------
        Revenue after interest expense             2,609,845         1,405,553

Provision for credit losses                          157,200            41,166
                                             ---------------- -----------------
      Revenue after interest expense and
            for credit losses                      2,452,645         1,364,367
                                             ---------------- -----------------
Operating Expenses:
      Salaries and employee benefits                 947,687           477,128
      Occupancy                                      317,122           256,287
      Servicing costs                                      0            32,008
      Professional fees                              534,722           295,468
      Amortization                                   185,558            23,200
      Other                                          441,295           239,952
                                              ---------------    --------------
            Total operating expenses               2,426,384         1,324,043

            Income (loss) from continuing
               operations before income taxes         26,261            40,323
                                              ---------------    --------------

      Provision for income taxes                      24,000                 0
                                              ---------------   ---------------
      Income (Loss) from continuing
          operations                                   2,261            40,323

      (Loss) income from operations of
          discontinued segment                             0           (95,798)
                                              ---------------  ----------------
      Net Income (loss)                                2,261           (55,475)

      Convertible Preferred Stock Dividends          (74,798)                0

      Net Income (loss) applicable to common
        shareholders                           $     (72,537)    $     (55,475)
                                             ================  ================
Net income (loss per share);
   Basic:
      Continuing Operations                            (0.02)            (0.01)
      Discontinued operation                            0.00              0.00
                                            -----------------  ----------------
      Net Income (loss)                      $         (0.02)   $        (0.01)
                                            =================  ================
Diluted:
      Continuing Operations                  $         (0.02)   $        (0.01)
      Discontinued operation                            0.00              0.00
                                            ------------------ ----------------
      Net Income (loss)                      $         (0.02)   $        (0.01)
                                            =================  ================


         See accompanying notes to consolidated financial statements

                           CELTIC INVESTMENT, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)

                                               Six Months Ended     Six Months Ended
                                               December 31, 1998     December 31, 1997
                                               -----------------    ------------------

Cash flows from operating activities
  Net income                                     $     (72,537)       $     (55,474)
  Adjustments to reconcile net income
      to net cash (used in) operating activities:
    Provision for credit losses                         60,000                    0
    Depreciation                                        27,313               11,726
    Amortization of deferred finance fees               23,638               38,638
    Amortization of Goodwill                           185,558               23,200
    Deferred Taxes                                      24,000                    0
 Changes in operating assets and liabilities:
   (Increase) in receivables                        (2,037,823)          (2,746,719)
    Decrease (increase) in notes receivable            233,147             (119,517)
   (Increase) decrease in construction loans
       receivable                                      (77,536)                   0
    Increase (decrease) in mortgage loans held
       for sale                                              0                    0
    Increase (decrease) in prepaid expenses and
       other assets                                     (21,495)           (551,290)
   (Decrease) increase in accounts payable and
       accrued expenses                                 213,226               6,166
    Increase in due to factoring clients              1,370,387           1,492,245
                                                  ________________    ________________

       Net cash (used in) operating activities          (72,122)         (1,901,025)
                                                  ________________    ________________

Cash Flows From Investing Activities
    Acquisitions, net of cash acquired               (1,579,000)                  0
    Purchase of furniture, fixtures and
      equipment                                          (9,014)                  0
                                                  ________________    ________________

    Net cash provided by (used in) investing
      activities                                     (1,588,014)                  0
                                                  ________________    ________________

Cash Flows From Financing Activities
    Net proceeds from notes payable                    (578,827)          1,997,618
    Net proceeds from preferred stock                 2,156,267                   0
    Net proceeds from common stock                       18,500                   0
    Cash dividends paid to preferred shareholders       (74,798)                  0
    Payments on long-term debt                          (20,022)                  0
                                                  ________________    ________________

    Net cash provided by financing activities         1,501,120           1,997,618
    Net increase (decrease) in cash and cash
      equivalents                                      (159,016)             96,593

Cash and cash equivalents
Beginning                                               905,093             941,789
                                                  ________________    ________________

Ending                                            $     746,077        $  1,038,382
                                                  ================    ================

Supplemental Disclosure of Cash Flow Information
        Cash Paid for interest                    $     891,749        $    295,941

Supplemental Disclosure of non-cash investing and
financing activities
  Details of businesses acquired in purchase
   transactions
    Fair-Value of assets acquired                  $ 12,900,000                  0
    Goodwill                                          9,050,000                  0
                                                  ________________    ________________

    Total purchase price                             21,950,000                  0
    Liabilities assumed or created                   19,729,000                  0
    Cash acquired                                      (642,000)                 0
                                                  ________________    ________________

    Net cash paid for acquisition            $        1,579,000                 0


         See accompanying notes to consolidated financial statements

                           CELTIC INVESTMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          --------------------------


1.      Consolidation and Financial Statement Presentation

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments consisting of only normal recurring adjustments necessary to present fairly its financial position as of December 31, 1998 and the results of its operations and cash flows for the three months and the six months period ended December 31, 1998 and 1997. The statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and the footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998. The results of operations for the three months and six moth period ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.      Earning  per Share

        Basic earnings per share pursuant to Statement pf Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) is determined using net income adjusted for preferred stock dividends divided by weighted average common stock outstanding. Diluted earning per share, as defined by FAS 128, is computed based on the amount of income that would be available for each common share assuming all dilutive potential common shares were issued. Such dilutive common shares include stock options, and convertible preferred stock. Amounts used in the determination of basic and diluted earnings per share for the three and six month period ended December 31, 1998 and 1997 are shown in the table below.

In dollars, except shares


                                             Three Months Ended            Six Months Ended
                                                 December 31,                 December 31,
                                             1998           1997          1998           1997
                                             ----           ----          ----           ----

Net income (loss) from
  continuing operations                 $  (33,843)       $ 70,708     $  2,261        $ 40,323

Less dividends accrued on
   preferred stock                         (50,783)             0       (74,798)              0

Income available to common
   shareholders                         $  (84,627)       $ 70,708     $(72,537)       $ 40,323

Weighted average shares
  outstanding                            3,924,971       3,906,471    3,921,888       3,906,471

Adjustment for dilutive  securities:
  Assumed exercise of stock
   options                                 281,172         211,000      516,599         175,833

   Assumed conversation of
   convertible preferred stock             776,500               0      718,716               0

Diluted common shares                    4,982,643       4,117,471    5,157,203       4,082,304


                           CELTIC INVESTMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

3.      Segment Reporting Information and Discontinued Segments

            Effective January 1, 1998 the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131). Statement 131 establishes standards for reporting information about operating segments in interim and annual financial statements. Statement 131 also establishes standard for related disclosure about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position but did affect the disclosure of segment information. The Company's operations include three primary segments that are strategic business units offering different products and services: purchase of accounts receivable, mortgage brokerage and real estate brokerage. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that management evaluates performance based on profit or loss before corporate expenses and income taxes. Selected financial information by business segment for the quarter ended December 31 is included under results of operations in
Part 1 Item 2.

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

        In the event of dissolution of the Company, the holders of the preferred will be entitled to a liquidation preference for each preferred share of $100 plus any accumulated unpaid dividends thereon to the date of payment, subject to certain limitations. The Company has received net cash proceeds after the offering expenses of $2,081,000 and issued 23,295 preferred shares through December 31, 1998.

        Pro Forma Information: The Company's consolidated results of operations include Goodman Factors from September 22, 1998 through December 31, 1998. The pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of fiscal 1997. The pro forma information reflects adjustments which include interest and dividend expense related to the assumed financing of the cash considerations paid for the acquisition; the amortization of goodwill; and costs associated with the integration of the acquisition into the Company. Adjustment has also been made to the salaries paid to the management of Goodman Factors that are in excess of the agreed to amounts under the new management agreement. The pro forma results do not necessarily represent the results which would have occurred if the acquisition had taken place on the date and basis assumed.


                                 Three months ended          Six months ended
                                     December 31,              December 31,
                                1998           1997          1998          1997
                                ----           -----         ----          ----

Total operating revenue     $2,334,086      $ 2,234,136   $ 4,950,118   $ 4,077,136
Net income (loss)           $  (33,843)     $ 1,011,584   $    122,62   $ 1,226,256
Earning per share
     Basic                  $     (.01)     $       28    $       .03   $        26
     Diluted                $     ($01)     $       22    $       .02   $        22


                                PART 1 - ITEM 2

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATION

Overview

      Celtic Investment, Inc., ("the Company") is a diversified financial service holding company. The Company has four wholly owned subsidiaries. The three currently operating subsidiaries are U.S. Commercial Funding Corp. (USCF), Goodman Factors, Inc. (GF), and Salt Lake Mortgage Corp. (SLM). During the period ending June 30th, 1998, the fourth subsidiary, Advantage Realty, Inc.
(ADR) discontinued its' operations due to lack of profitability. USCF and GF are in the business of purchasing accounts receivable from small to medium sized businesses. The purchase of accounts receivable is commonly referred to as factoring. USCF and GF purchase of accounts receivable has historically been true purchases of assets and not loan transactions. SLM is a mortgage broker with operations in the states of Utah, Nevada, Colorado, and California. SLM originates residential mortgage loans for clients seeking home ownership, "rate-term" refinances, "cash-out" refinancing, and second mortgages. These operating subsidiaries have their own respective Board of Directors and management teams. Although the subsidiaries operate independently from one, another, the Company requires that each subsidiary adopt a month by month operation plan for each fiscal year. The Company oversees each operation and monitors the respective monthly results. Any major cost or changes in business direction of the subsidiaries operation is approved in advance by the Company's Board of Directors.

      The GF subsidiary was acquired by the Company on September 21st, 1998. The Company acquired 100% of the GF capital common stock for approximately $21,500,000 in cash, notes, and assumption of certain liabilities. The Company financed the transaction by borrowing $4,500,000 in term debt, issuing $3,750,000 in notes payable to former GF stockholders, and used $1,750,000 from equity capital received from the proceeds of a preferred stock private placement offering. As part of the transaction, the Company assumed $11,500,000 of GF's liabilities. The private placement offering did not raise the amount of equity capital required as the preferred financing methodology. This resulted in higher than expected term debt and notes payable to GF stockholders.

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

Results of Operations

      The following discussion and analysis in the table below presents the significant changes in financial conditions and results of continuing operations of the Company categorized by the Company's subsidiaries for the three months and six months ended December 31, 1998 and 1997. This discussion should be read in conjunction with the consolidated financial statement and notes thereto (in thousands). The Company adopted certain Financial Accounting Standards regarding operating subsidiaries referred to as "segments." The discussion below includes only two operating segments. Factoring Operations which includes the operations of USCF and GF. Since, GF was acquired on September 21, 1998, a total of one hundred (100) days of operations are recorded in this report. The second segment is SLM.

                           CELTIC INVESTMENT, INC.
                 CONDENSED SUBSIDIARY STATEMENT OF OPERATIONS
                                 (UNAUDITED)

$000's

                                         Three Months Ended          Six Months Ended
                                            December 31                 December 31
                                         1998        1997           1998          1997
                                         ----        ----           ----          ----

Revenues
      Factoring Operations              1,878         576          2,556          1,047
      SLM                                 455         425            945            654
                                        -----       -----          ------        ------
      Total Revenue                     2,333       1,101          3,502          1,701


Operating Expense
      Factoring Operations Interest       710         174            892           296
      Factoring Operations              1,102         354          1,488           649
      SLM                                 404         345            823           621
      Corporate (Celtic)                  162          57            267            94
                                        -----       ------         ------        ------
      Total Operating Expense           2,378         930          3,470         1,920


Operating Profit (Loss)
      Factoring Operations                 68          69            176           135
      SLM                                  59          58            122            -1
      Corporate (Celtic)                 -161         -57           -267           -94
                                        ------      ------        -------        ------

      Income (loss) from continuing
        operations before income tax      -34          70             26            40

Provision for income taxes                  0           0             24             0

      Income (Loss) from continuing
        operations                        -34          70              2            40

(Loss) income from operations of
    discontinued segment                    0         -50              0           -95
                                        -------     -------        -------       ------

Net Income (Loss)                         -34          20              2           -55
                                        -------     -------        -------       ------

Convertible Preferred Dividends           -51           0            -75             0
                                        -------     -------        -------       ------

Net Income (Loss) Applicable to Common    -85          20            -73           -55
  Shareholders                          =======     =======        ========      ======


Revenues

      Factoring operations revenues increased $1,302,000 (226%) to $1,878,000 for the three months ended December 31, 1998 compared to $576,000 for the three months ended December 31, 1997. Revenues increased $1,509,000 (144%) to $2,556,000 for the six months ended December 31, 1998 compared to $1,047,000 for the six months ended December 31, 1997. This significant increase is a direct result of the acquisition of GF, and the one hundred (100) days of reporting GF's financial results during the three and six month period ending December 31, 1998.

      SLM revenues increased $30,000 (7%) to $455,000 for the three month period ending December 31, 1998 compared to $425,000 for the three months ended December 31, 1997. Revenues increased $291,000 ( 44% ) to $945,000 for the six months ended December 31, 1998 compared to $654,000 for the six months ended December 31, 1997. This significant increase is the direct result of a more favorable interest rate environment, the hiring of additional sale personnel and a revised marketing strategy. The lower interest rates have positively impacted "rate term" refinancing and "cash-out" refinancing of residential mortgages which is the major reason for the significant revenue growth.

Operating Expense

      Interest expense totaled $710,000 for the three months ending December 31, 1998 compared to $174,000 for the three months ending December 31, 1997. Interest expense totaled $892,000 for the six months ending December 31, 1998 compared to $296,000 for the period ending December 31, 1997. The primary reasons for this increase are two fold. First, combined factoring operations usage of the secured line of credit. As of December 31, 1998, the amount outstanding on the line of credit was $14,600,000 compared to $4,500,000 on December 31, 1997. This significant increase in the secured line is a result of the acquisition of GF. Second, the acquisition of GF, resulted in $4,500,000 in high yield term debt and $3,750,000 in notes payable to former GF stockholders. The total interest and success fee accrual expense for the term debt totaled $250,000, and $95,000 in note payable interest for the three month period ending December 31, 1998. This is a total of $345,000 in additional interest as a result of the acquisition of GF.

      Factoring operations' operating expense, not including interest, for the three months ending December 31, 1998 totaled $1,102,000, an increase of $748,000 ( 211%), compared to $354,000 for the three months ending December 31, 1997. Operating expense totaled $1,488,000 for the six months ending December 31, 1998, an increase of $839,000 (129%), compared to $649,000 for the six month period ending December 31, 1997. A significant portion of this increase resulted from the addition of the GF operations including: salaries and benefits, commissions, occupancy, professional fees, supplies, and postage. These categories increased expenses approximately $450,000 for the three month period ending December 31, 1998. The Company's goodwill was increased significantly on its' balance sheet due to the GF acquisition. Goodwill expense totaled $150,000 for the three month period ending December 31, 1998, compared to zero (0) for the three month period ending December 31,1997. Factoring operations accrued $125,000 in credit losses for the three months ending December 31, 1998 compared to $19,000 for the comparable period, an increase of $106,000.

      SLM operating expenses were $404,000 for the three months ending December 31 , 1998, an increase of $59,000 (17%) from the three months ending December 31, 1997. Operating expense totaled $823,000 for the six months ending December 31, 1998, an increase of $202,000 (33% ), compared to the six months ending December 31, 1997. This expense increase is a direct result of the increase in revenue, compared to the prior periods. The major expense categories impacted by this revenue growth are: Salaries and benefits increased $57,000, direct loan expense increased $80,000, occupancy increased $28,000, and legal fees increased from $2,000 to $35,000, an increase of $33,000 from the comparable six month period. This increase is a result of a litigation matter between SLM and a former employee.

      The Company's corporate expense was $161,000 for the three months ending December 31, 1998 compared to $57,000 in the three month period ending December 31, 1997. An increase of $104,000 (182%). The corporate expense was $267,000 for the six months ending December 31, 1998, compared to $94,000 in the six months ending December 31, 1997. An increase of $173,000 (284%). This expense increase is a direct result of the overall growth of the Company. The major expense categories impacted by this growth are: Professional fees (legal, accounting and acquisition related) increased $107,000, and salaries and benefits increased $48,000.

Operating Profit (Loss)

      Factoring Operating profit was $68,000 for the three month period ending December 31, 1998, compared to $69,000 for the three months ending December 31, 1997. A decrease in operating profit in the comparable period of ($1,000). Factoring Operating profit was $176,000 for the six month period ending December 31, 1998, compared to $135,000 for the six months ending December 31, 1997. An increase in operating profit of $41,000 in the comparable period. This profit increase is a result of the volume increase in factored accounts receivable including the profitable operations of GF during the one hundred days (100) of their operations in the reporting period. The profitability of the Factoring operations is significantly effected by the interest expense of $345,000 relating to the term debt and note payables incurred in the acquisition of GF. In addition, the goodwill amortization expense of $150,000 relating to the GF acquisition is also negatively effecting profitability.

      SLM had an operating profit of $59,000 for the three months ending December 31, 1998. This is compared to an operating profit of $58,000 for the three months ending December 31, 1997. Operating profit was $122,000 for the six month period ending December 31, 1998, compared to ($1,000) for the six months ending December 31, 1997. This is a $123,000 increase in the comparable period. The reason for the turnaround results from the overall significant growth of revenue in the current period. The discontinued ADR operations have also contributed to overall profitability.

      The consolidated net income for three months ending December 31, 1998 totaled ($34,000) compared to net income of $20,000 for the three months ended December 31, 1997. This is a ($54,000) difference. The consolidated net income for the six months ending December 31, 1998 totaled $2,000 compared to a loss of($55,000) for the six months ended December 31, 1997. An increase in net income of $57,000. The consolidated net income is positively effected by the substantial revenue growth primarily from the acquisition of GF. This revenue growth is not reflected in the net income because of the high term debt and note payable interest costs and amortization of Goodwill as previously discussed. In addition, the increased expenses of the Corporate overhead is also adversely effecting net income.

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

      In July, the Company began offering 100,000 shares of 9% Cumulative, Redeemable Preferred stock. Holders of the preferred shares will be entitled to receive cumulative preferential cash contributions at an annual rate of 9% of the liquidation preference of $100 per preferred share, accruing from the date of the original issuance and payable quarterly in arrears on the last day of each calender quarter of each year, commencing December 31, 1998. As of December 31, 1998 there were total cash proceeds received from the sale of the preferred stock of $2,329,500 resulting in the issuance of 23,295 shares of the preferred stock. Total dividends paid through December 31, 1998 is $75,000.

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

      At December 31, 1998, the Company had total assets of $36,227,818 and total liabilities of $29,969,762. This compares to the total assets of $9,605,396 and total liabilities of $5,460,915 at June 30, 1998. Cash at December 31, 1998, totaled $746,077 compared to $905,093 at June 30, 1998. The significant increase in these respective categories results from the acquisition of GF. GF's assets totaled $20,092,142, and the liabilities totaled $20,023,212. The decrease in cash is a result of principle payments on the term debt and notes payables relating to the acquisition of GF. This amount totaled $387,500 for the three month period ending December 31, 1998. This amount was offset by $235,267 net of commissions received from the sale of the preferred stock in the reporting three month period.

      The Company anticipates that its monthly general and administrative costs, exclusive of depreciation and marketing expenses, commissions and professional fees, will be approximately $170,000 for each of the next six months based on current operations. However, if operations increase, the Company may be required to increase its staff which will increase its monthly general and administrative expenses. The Company anticipates that existing working capital and the line of credit may not be adequate to fund its projected factoring volume during the next six months. The company is reviewing several alternatives with a number of financial institutions that may provide the capital requirements for the next several years. The Company intends to attempt to obtain new financing with lower interest rates or equity financing to replace the $4,500,000 in high yield term debt with a lower cost of funds or equity. If the Company is successful in refinancing the $4,500,000 amount, the Company anticipates earnings and cash flow to increase. The continued interest and principle payments on the term debt and notes payable incurred in the acquisition of GF will place the Company in a negative operating cash position within the next sixty days. The Company is attempting to raise additional debt and/or equity capital to reduce the expenses relating to the term debt. There can be no assurance the Company will be successful in this effort.

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

      The Company, in accordance with Phase I of the program conducted an internal review of all systems and contacted all software suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area, a number of applications have been identified as Y2K compliant due to their recent implementation. The Company's core financial and reporting systems are Y2K compliant. In the third-party area, the Company has communicated with the primary vendors and has determined that all are making significant progress toward their Y2K compliance. Effective January 31, 1999, the Company believes it is compliant with Y2K.

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

                          PART II - OTHER INFORMATION


Item 1.     Legal Proceeding. None.

Item 2. Changes in Securities. The Company has issued through December 31, 1998 a total of 23,295 shares of the Convertible Preferred $100 par value stock.

Item 3.     Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders . On December 17, 1998, the Company's Annual Meeting of Shareholders has held. The only matter voted upon at the Meeting was the election of directors. The results of voting of directors is as follows:

                Directors                     For               Abstain
                ---------                     ---               -------
                Douglas P. Morris             2,213,023         81,000
                Howard D. Talks               2,213,023         81,000
                Larry Meek                    2,213,023         81,000
                Reese Howell, Jr.             2,213,023         81,000
                Robert Gregory                2,213,023         81,000

Item 5. Other Information. The Company has been notified by the NASDAQ Stock Market that the Company does not currently meet the requirements for a continued listing on The NASDAQ Smallcap Market. The Company's failure to meet the continued listing requirements is the result of the accounting treatment of the Goodman Factors transaction. The Goodman Factors transaction resulted in a significant increase in the Company's goodwill as set forth on its balance sheet. Goodwill is a non-tangible asset. The NASDAQ Smallcap Market requires that a company have net tangible assets of at least $2,000,000 for continual listing. As a result of the Goodman Factors transaction, the Company's total assets, revenues
           and shareholders'equity  increased   significantly.  However, under
           generally accepted accounting treatment, significant goodwill was created for balance sheet purposes.

           NASDAQ notified the Company that it intends to delist the Company from The NASDAQ Smallcap Market. The Company has asked for a hearing before NASDAQ on this matter. As of February 11, 1999, no hearing has been scheduled.

           The loss of its NASDAQ Smallcap Market listing could have a negative impact on liquidity in the Company's securities and on the Company's ability to raise additional equity capital in the future. There can be no assurance that the Company will be able to maintain its NASDAQ Smallcap Market Listing.


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




                                    CELTIC INVESTMENT, INC.



Date: February 13, 1998             /s/ Douglas P. Morris
                                    ---------------------
                                    By: Douglas P. Morris
                                    President and Principal Executive Officer



Date: February 13, 1998             /s/ Frank Lucchese
                                    ------------------
                                    By: Frank Lucchese
                                    Principal Financial Officer