Form 10QSB/A
period 1998-12-31
CELTIC INVESTMENT INC
filed 1999-03-05
CIK 869497

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                                 FORM 10-QSB/A

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





                                 Three months ended          Six months ended
                                     December 31,              December 31,
                                1998           1997          1998          1997
                                ----           -----         ----          ----

Total operating revenue     $2,334,086      $ 2,234,136   $ 4,950,118   $ 4,077,136
Net income (loss)           $  (33,843)     $    53,590   $   122,629   $   237,590
Earning per share
     Basic                  $     (.01)     $      .01    $       .03   $       .06
     Diluted                $     (.01)     $      .01    $       .02   $       .06


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




                                    CELTIC INVESTMENT, INC.



Date: March 3, 1999                 /s/ Douglas P. Morris
                                    ---------------------
                                    By: Douglas P. Morris
                                    President and Principal Executive Officer



Date: March 3, 1999                 /s/ Frank Lucchese
                                    ------------------
                                    By: Frank Lucchese
                                    Principal Financial Officer