Form 10QSB
period 1999-03-31
CELTIC INVESTMENT INC
filed 1999-05-17
CIK 869497

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended March 31, 1999

                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        Commission file number 0-14189

                            CELTIC INVESTMENT, INC.
         (Names of Small Business Issuer as specified in its charter)

                    Illinois                           36-3729989
                   ----------                         -------------
        (State or other jurisdiction of              (I.R.S. employer
         incorporation or organization)               identification
                                                           No.)

                          17W220 22nd St., Suite 420
                          Oakbrook Terrace, Il  60181
                    --------------------------------------
                   (Address of principal executive offices)

       Issuer's telephone number, including area code:  (630) 993-9010

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


     Common Stock outstanding at May 13, 1999 - 4,205,971 shares of $.001 par value Common Stock.



                  DOCUMENTS INCORPORATED BY REFERENCE:  NONE


===============================================================================

                                 FORM 10-QSB

                      FINANCIAL STATEMENTS AND SCHEDULES
                           CELTIC INVESTMENT, INC.


                     For the Quarter Ended March 31, 1999

      The following financial statements and schedules of the registrant and it's consolidated subsidiaries are submitted herewith:


                  Part I - Financial Information


Item 1. Financial Statements:
          Condensed Consolidated Balance Sheet-March 31, 1999 an           3
             June 30, 1998
          Condensed Consolidated Statements of Operations--for the three
             Months ended March 31, 1999 and 1998                          4
          Condensed Consolidated Statements of Operations--for the nine
             Months ended March 31, 1999 and 1998                          5
          Condensed Consolidated Statements of Cash Flows--for the nine
             Months ended March 31, 1999 and 1998                          6
          Notes to Condensed Consolidated Financial Statements             7

Item 2. Management's Discussion and Analysis of   Financial Condition
             and Results of Operations--General                           10


                          Part II - Other Information

Item 1.     Legal Proceedings                                             16

Item 2.     Changes in Securities                                         16

Item 3.     Defaults Upon Senior Securities                               16

Item 4.     Submission of Matters to a Vote of   Security Holders         16

Item 5.     Other Information                                             16

Item 6(a).  Exhibits                                                      16

Item 6(b).  Reports of Form 8-K                                           16

                              CELTIC INVESTMENT, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Unaudited)


ASSETS
                                                                    March 31, 1999   June 30, 1998
                                                                    ------------------------------

       Cash and cash equivalents                                    $   545,578   $    905,093
       Receivables                                                   26,093,447      6,597,960
       Notes receivable                                                 215,000        245,400
       Construction Loans receivable                                    626,686        553,968
       Prepaid expenses and other assets                                 55,525        109,981
       Deferred Taxes                                                   105,000         81,000
                                                                   -----------------------------

             Total current assets                                    27,641,236      8,493,402
                                                                   -----------------------------

       Furniture, fixtures and equipment, net of accumulated
          depreciation 1999 $189,439; 1998 $162,126                       66,111        94,327
       Deferred finance fees, net of accumulated amortization             56,301        39,397
          1999 $208,724; 1998 $ 162,434
       Deferred Taxes                                                    367,000       391,000
       Goodwill, net of accumulated amortization in 1999 of
          $412,616 ; 1998 $65,733                                      9,290,395       587,270
                                                                   -----------------------------
                                                                       9,779,807     1,111,994

             Total assets                                           $ 37,421,043  $  9,605,396
                                                                   =============================
LIABILITIES AND STOCKHOLDERS' EQUITY

       Notes payable                                                $ 17,485,581  $  3,619,496
       Due to factoring clients                                        6,895,245     1,489,063
       Current portion of long-term debt                                       0        22,906
       Accounts payable and accrued expenses                             714,881       314,760
                                                                   -----------------------------

             Total current liabilities                                25,095,707     5,446,225
                                                                   -----------------------------
       Long-Term Debt, less current portion                            6,125,000        14,690
                                                                   -----------------------------

       Convertible Preferred stock, $100 par value: authorized
          10,000,000 shares: issued and outstanding 23,295             2,029,774             0

       Stockholders' equity :
          Common stock, $.001 par value: authorized 25,000,000
             shares: issued and outstanding 3,924,971                      6,735         3,906
          Additional paid-in capital                                   5,372,726     5,076,054
          Accumulated deficit                                         (1,155,862)     (871,767)
                                                                   -----------------------------

             Total stockholders' equity                                4,223,599     4,208,193

       Less notes receivable and interest receivable from
          stockholders                                                   (53,037)      (63,712)
                                                                   -----------------------------
                                                                       4,170,562     4,144,481

             Total liabilities and stockholders' equity             $ 37,421,043  $  9,605,396
                                                                   =============================


     See accompanying notes to condensed consolidated financial statements

                              CELTIC INVESTMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)




                                        Three Months Ended   Three Months Ended
                                           March 31, 1999      March 31, 1998
                                       -----------------------------------------
Revenues:
      Factoring income                         $   1,760,695   $       617,962
      Mortgage Origination Income                    243,578           432,153
      Interest                                         6,425             7,605
      Other                                            8,752            12,876
                                            ----------------  ----------------
      Total revenues                               2,019,450         1,070,596

      Interest expense                               670,987           145,827
                                            ----------------  ----------------
      Revenue after interest expense               1,348,463           924,769

Provision for credit losses                          167,993            31,791
                                            ---------------- -----------------
      Revenue after interest expense and
            provision for credit losses            1,180,470           892,978
                                            ---------------- -----------------
Operating Expenses:
      Salaries and employee benefits                 604,929           287,394
      Occupancy                                      157,197           142,951
      Servicing costs                                      0             5,365
      Professional fees                              247,592           177,109
      Amortization                                   161,294            11,600
      Other                                          319,812           149,349
                                             ---------------    --------------
            Total operating expenses               1,490,824           773,768

            Income (loss) from continuing           (310,354)          119,210
             operations before income taxes  _______________   _______________

      Provision for income taxes                    (24,000)                 0
                                             ---------------   ---------------
      Income (Loss) from continuing                (286,354)           119,210
          Operations

      (Loss) income from operations of
          discontinued segment                            0            (22,840)
                                             ---------------  ----------------
      Net Income (loss)                            (286,354)            96,370

      Convertible Preferred Stock Dividends         (51,696)                 0

      Net Income (loss) applicable to
          common shareholders                      (338,051)            96,370
                                             ===============   ===============
Net income (loss per share); Basic:
      Continuing Operations                           (0.10)              0.02
      Discontinued operation                           0.00               0.00
                                             ---------------  ----------------

      Net Income (loss)                      $        (0.10)   $          0.02

                                             ===============  ================
Diluted:
      Continuing Operations                  $        (0.10)   $          0.02
      Discontinued operation                           0.00               0.00
                                             ---------------  ----------------

      Net Income (loss)                      $        (0.10)   $          0.02
                                            ================  ================

            See accompanying notes to consolidated financial statements

                             CELTIC INVESTMENT, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                           Nine Months Ended  Nine Months Ended
                                             March  31, 1999   March 31, 1998
                                            -----------------------------------
Revenues:
      Factoring income                      $      4,287,895   $     1,600,728
      Mortgage Origination Income                  1,186,894         1,084,268
      Interest                                        13,931            51,203
      Other                                           28,713            35,872
                                            -----------------------------------
      Total revenues                               5,517,433         2,772,071

      Interest expense                             1,562,737           441,768
                                            -----------------------------------
      Revenue after interest expense               3,954,696         2,330,303

Provision for credit losses                          325,193            72,957
                                            -----------------------------------
      Revenue after interest expense and
            provision for credit losses            3,629,503         2,257,346
                                            ----------------------------------
Operating Expenses:
      Salaries and employee benefits               1,552,696           764,521
      Occupancy                                      474,522           399,239
      Servicing costs                                      0            37,373
      Professional fees                              782,313           472,457
      Amortization                                   346,883            34,800
      Other                                          757,263           389,423
                                            -----------------------------------
            Total operating expenses               3,913,598         2,097,813

            Income (loss) from continuing           (284,095)          159,533
             operations before income taxes  ----------------------------------

      Provision for income taxes                          0                 0
                                            -----------------------------------
      Income (Loss) from continuing
          operations                               (284,095)          159,533

      (Loss) income from operations of
          discontinued segment                            0          (118,673)
                                            -----------------------------------
      Net Income (loss)                            (284,095)           40,896

      Convertible Preferred Stock Dividends        (126,493)                0

      Net Income (loss) applicable to common
          shareholders                             (410,589)           40,896
                                             ===================================
Net income (loss per share); Basic:
      Continuing Operations                           (0.10)             0.01
      Discontinued operation                           0.00              0.00
                                             -----------------------------------

      Net Income (loss)                      $        (0.10)     $       0.01
                                             ===================================

Diluted:
      Continuing Operations                  $        (0.10)     $       0.01
      Discontinued operation                           0.00              0.00
                                             -----------------------------------

      Net Income (loss)                      $        (0.10)     $       0.01
                                             ===================================

            See accompanying notes to consolidated financial statements

                              CELTIC INVESTMENT, INC.
                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)


                                                                    Nine Months Ended    Nine Months Ended
                                                                      March 31, 1999       March 31, 1998
                                                                  -----------------------------------------
Cash flows from operating activities
      Net income (loss)                                             $     (410,589)      $      40,896
      Adjustments to reconcile net income loss to net
        cash (used in)
      operating activities:
        Provision for credit losses                                        325,193                   0
        Depreciation                                                        37,232              40,439
        Amortization of deferred finance fees                               46,290              57,958
        Amortization of Goodwill                                           346,883              34,800
        Deferred Taxes                                                           0                   0
    Changes in operating assets and liabilities:
        (Increase) in receivables                                       (3,587,765)         (3,758,129)
        Decrease (increase) in notes receivable                            188,013                   0
        (Increase) decrease in construction loans receivable               (72,718)                  0
        Increase (decrease) in mortgage loans held for sale                      0                   0
        Increase (decrease) in prepaid expenses and other assets            54,456            (860,311)
        (Decrease) increase in accounts payable and accrued expenses       173,133              33,381
        Increase in due to factoring clients                             1,442,698           1,660,964
                                                                  -----------------------------------------

        Net cash (used in) operating activities                         (1,457,174)         (2,750,002)
                                                                  -----------------------------------------

Cash Flows From Investing Activities
        Acquisitions, net of cash acquired                              (1,579,000)                  0
        Purchase of furniture, fixtures and equipment                       (9,014)            (21,238)
                                                                  -----------------------------------------

        Net cash provided by (used in) investing activities             (1,588,014)            (21,238)
                                                                  -----------------------------------------

Cash Flows From Financing Activities
        Net proceeds from notes payable                                    410,305           2,732,325
        Net proceeds from preferred stock                                2,156,267                   0
        Net proceeds from common stock                                     268,500                   0
        Cash dividends paid to preferred shareholders                     (126,493)                  0
        Payments on long-term debt                                         (22,906)            (40,257)
                                                                  -----------------------------------------

        Net cash provided by financing activities                        2,685,673           2,692,608
        Net increase (decrease) in cash and cash equivalents              (359,515)            (79,172)

Cash and cash equivalents
Beginning                                                                  905,093             941,789
                                                                  -----------------------------------------

Ending                                                                 $   545,578        $    862,617
                                                                  =========================================
Supplemental Disclosure of Cash Flow Information
        Cash Paid for interest                                         $   891,749        $    417,025

Supplemental Disclosure of non-cash investing and
financing activities
Details of businesses acquired in purchase transactions
        Fair-Value of assets acquired                                 $ 12,900,000                   0
        Goodwill                                                         9,050,000                   0
                                                                  -----------------------------------------

        Total purchase price                                            21,950,000                   0
        Liabilities assumed or created                                  19,729,000
       Cash acquired                                                      (642,000)                  0
                                                                  -----------------------------------------

        Net cash paid for acquisition                                 $  1,579,000                   0


            See accompanying notes to consolidated financial statements

                              CELTIC INVESTMENT, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            --------------------------


1.      Consolidation and Financial Statement Presentation

        In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments consisting of only normal recurring adjustments necessary to present fairly its financial position as of March 31, 1999 and the results of its operations and cash flows for the three months and the nine months period ended March 31, 1999 and 1998. The statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements should be read in conjunction with the consolidated financial statements and the footnotes included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998. The results of operations for the three months and nine month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2.      Earning  per Share

        Basic earnings per share pursuant to Statement pf Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128) is determined using net income adjusted for preferred stock dividends divided by weighted average common stock outstanding. Diluted earning per share, as defined by FAS 128, is computed based on the amount of income that would be available for each common share assuming all dilutive potential common shares were issued. Such dilutive common shares include stock options, and convertible preferred stock. Amounts used in the determination of basic and diluted earnings per share for the three and nine month period ended March 31, 1999 and 1998 are shown in the table below.

In dollars, except shares

                                                         Three Months Ended Nine Months Ended
                                                     March 31,                    March  31,
                                                 1999         1998           1999            1998
                                                --------------------------------------------------
Net income (loss) from
  continuing operations                    $  ( 286,354)     $ 119,210      $ (284,095)    $ 159,533
Less dividends accrued on
   preferred stock                              (51,696)             0        (126,493)            0
Income available to common
 shareholders                              $   (338,051)     $ 119,210      $ (410,589)    $ 159,533
Weighted average shares
  outstanding                                 4,205,971      3,906,471       4,016,545     3,906,471
Adjustment for dilutive  securities:
  Assumed exercise of stock
   options                                            0         36,637         344,399       166,134
   Assumed conversation of
   convertible preferred stock                  776,500              0         737,977             0
Diluted common shares                         4,981,971      4,117,471       5,098,921     4,072,875


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

        In the event of dissolution of the Company, the holders of the preferred will be entitled to a liquidation preference for each preferred share of $100 plus any accumulated unpaid dividends thereon to the date of payment, subject to certain limitations. The Company has received net cash proceeds after the offering expenses of $2,081,000 and issued 23,295 preferred shares through March 31, 1999.

        Pro Forma Information: The Company's consolidated results of operations include Goodman Factors from September 22, 1998 through March 31, 1999. The pro forma information below presents combined results of operations as if the acquisition had occurred at the beginning of fiscal 1997. The pro forma information reflects adjustments which include interest and dividend expense related to the assumed financing of the cash considerations paid for the acquisition; the amortization of goodwill; and costs associated with the integration of the acquisition into the Company. Adjustment has also been made to the salaries paid to the management of Goodman Factors that are in excess of the agreed to amounts under the new management agreement. The pro forma results do not necessarily represent the results which would have occurred if the acquisition had taken place on the date and basis assumed.

                                        Three months ended         Nine  months ended
                                             March 31,                  March 31,
                                       1998          1997        1998            1997
                                 -------------------------------------------------------
Total operating revenue           $ 2,019,450    $ 2,299,633   $6,969,568    $6,376,769
Net Income (Loss)
from continuing operations        $ (286,354)    $   728,944   $ (163,725)   $1,995,200
Earning per share
     Basic                        $     (.08)    $       .19   $     (.04)    $     .50
     Diluted                      $     (.08)    $       .15   $     (.03)    $     .41

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

      GF has been in the factoring business for approximately twenty-six years. Over the last three years it has averaged approximately $120,000,000 in annual receivable purchases. GF's receivable portfolio averages between $12,000,000 and $22,000,000. GF has earned approximately $5,000,000 per year in factoring fee income over the last three years. GF has approximately 180 client accounts. The majority of GF's clients are located in the Dallas/Fort Worth, Texas area. The majority of the clients are in manufacturing, distribution, or service type industries.

Results of Operations

      The following discussion and analysis in the table below presents the significant changes in financial conditions and results of continuing operations of the Company categorized by the Company's subsidiaries for the three months and nine months ended March 31, 1999 and 1998. This discussion should be read in conjunction with the consolidated financial statement and notes thereto (in thousands). The Company adopted certain Financial Accounting Standards regarding operating subsidiaries referred to as "segments." The discussion below includes only two operating segments. Factoring Operations which includes the operations of USCF and GF. Since, GF was acquired on September 21, 1998, a total of one hundred (190) days of operations are recorded in this report. The second segment is SLM.

                              CELTIC INVESTMENT, INC.
                   CONDENSED SUBSIDIARY STATEMENT OF OPERATIONS
                                    (UNAUDITED)

$000's

                                         Three Months Ended          Nine Months Ended
                                               March 31                   March 31
                                          1999        1998            1999       1998
                                       --------------------------------------------------
Revenues
      Factoring Operations               1,776         638            4,328      1,685
      SLM                                  243         433            1,189      1,087
                                       --------------------------------------------------
      Total Revenue                      2,019       1,071            5,517      2,772

Operating Expense
      Factoring Operations Interest        671         146            1,563        442
      Factoring Operations               1,200         375            2,690      1,024
      SLM                                  302         379            1,125      1,000
      Corporate (Celtic)                   156          52              423        146
                                       --------------------------------------------------
      Total Operating Expense            2,329         952            5,801      2,612

Operating Profit (Loss)
      Factoring Operations                 -95         117               75        254
      SLM                                  -59          54               64         52
      Corporate (Celtic)                  -156         -52             -423       -146
                                       --------------------------------------------------

      Income (loss) from continuing
        operations before income tax      -310         119             -284       160
Provision for income taxes                  24           0                0         0

      Income (Loss) from continuing
        operations                        -286         119             -284       160

(Loss) income from operations of
    discontinued segment                     0         -23                0      -119
                                       --------------------------------------------------

Net Income (Loss)                         -286          96             -284        41
                                       --------------------------------------------------

Convertible Preferred Dividends            -52           0             -126         0
                                       --------------------------------------------------

Net Income (Loss) Applicable to Common    -338          96             -410        41
  Shareholders                         ==================================================


Revenues

      Factoring operations revenues increased $1,140,000 (179%) to $1,776,000 for the three months ended March 31, 1999 compared to $636,000 for the three months ended March 31, 1998. Revenues increased $2,643,000 (157%) to $4,328,000 for the nine months ended March 31, 1999 compared to $1,685,000 for the nine months ended March 31, 1998. This significant increase is a direct result of the acquisition of GF, and the one hundred (190) days of reporting GF's financial results during the three and nine month period ending March 31, 1999.

      SLM revenues decreased ($190,000) (45%) to $243,000 for the three month period ending March 31, 1999 compared to $433,000 for the three months ended March 31, 1998. Revenues increased $102,000 ( 11% ) to $1,189,000 for the nine months ended March 31, 1999 compared to $1,087,000 for the nine months ended March 31, 1998. The revenue decline in the quarter ending March 31, 1999 results from the interest rate increases for residential mortgages during this period. This resulted in lessor number of streamline and other refinance business. In addition, the prior period recorded a total of $45,000 in interest income from a residential area development agreement. This reporting period did not record the interest due to the agreement and loan being in default.

Operating Expense

      Interest expense totaled $671,000 for the three months ending March 31, 1999 compared to $146,000 for the three months ending March 31, 1998. Interest expense totaled $1,563,000 for the nine months ending March 31, 1999 compared to $442,000 for the period ending March 31, 1998. The primary reasons for this increase are two fold. First, combined factoring operations usage of the secured line of credit. As of March 31, 1999, the amount outstanding on the line of credit was $16,335,000 compared to $5,180,000 on March 31, 1998. This significant increase in the secured line is a result of the acquisition of GF. Second, the acquisition of GF, resulted in $4,500,000 in high yield term debt and $3,750,000 in notes payable to former GF stockholders. The total interest and success fee accrual expense for the term debt totaled $232,000 and $95,000 in note payable interest for the three month period ending March 31, 1999. This is a total of $327,000 in additional interest as a result of the acquisition of GF.

      Factoring operations' operating expense, not including interest, for the three months ending March 31, 1999 totaled $1,200,000, an increase of $825,000 ( 219%), compared to $375,000 for the three months ending March 31, 1998. Operating expense totaled $2,690,000 for the nine months ending March31, 1999, an increase of $1,666,000 (163%), compared to $1,024,000 for the nine month period ending March 31, 1998. A significant portion of this increase resulted from the addition of the GF operations including: salaries and benefits, commissions, occupancy, professional fees, supplies, and postage. These categories increased expenses approximately $450,000 for the three month period ending March 31, 1999. The Company's goodwill increased significantly on its' balance sheet due to the GF acquisition. Goodwill expense totaled $150,000 for the three month period ending March 31, 1999, compared to zero (0) for the three month period ending March 31,1998. Factoring operations accrued $161,000 in credit losses for the three months ending March 31, 1999 compared to $30,000 for the comparable period, an increase of $106,000.

      SLM operating expenses were $302,000 for the three months ending March 31 , 1999, a decrease of ($77,000) (20%) from the three months ending March 31, 1998. Operating expense totaled $1,125,000 for the nine months ending March 31, 1999, an increase of $125,000 (13% ), compared to the nine months ending March 31, 1998.

      The Company's corporate expense was $156,000 for the three months ending March 31, 1999 compared to $52,000 in the three month period ending March 31, 1999. An increase of $104,000 (200%). The corporate expense was $423,000 for the nine months ending March 31, 1999, compared to $146,000 in the nine months ending March 31, 1998. An increase of $277,000 (190%). This expense increase is a direct result of the overall growth of the Company. The major expense categories impacted by this growth are: Professional fees (legal and accounting) increased $87,000, and salaries and benefits increased $87,000.

Operating Profit (Loss)

      Factoring Operating loss was ($95,000) for the three month period ending March 31, 1999, compared to $117,000 profit for the three months ending March 31, 1998. A decrease in operating profit in the comparable period of ($212,000). Factoring Operating profit was $75,000 for the nine month period ending March 31, 1999, compared to $254,000 for the nine months ending March 31, 1998. A decrease in operating profit of ($179,000) in the comparable period. This decrease in profitability of the Factoring operations is significantly effected by the interest expense of $672,000 relating to the term debt and note payables incurred in the acquisition of GF. In addition, the goodwill amortization expense of $300,000 relating to the GF acquisition is also negatively effecting profitability in the nine month comparable period.


      SLM had an operating loss of ($59,000) for the three months ending March 31, 1999. This is compared to an operating profit of $54,000 for the three months ending March 31, 1998. Operating profit was $64,000 for the nine month period ending March 31, 1999, compared to $52,000 for the nine months ending March 31, 1998. This is a $12,000 increase in the comparable period. SLM's profit is also effected by the lack of interest income from the residential area development agreement compared to the prior reporting period.

      The consolidated net loss for three months ending March 31, 1999 totaled ($284,000) compared to net income of $96,000 profit for the three months ended March 31, 1998. This is a ($380,000) difference. The consolidated net loss for the nine months ending March 31, 1999 totaled ($284,000) compared to a profit of $41,000 for the nine months ended March 31, 1998. This is a ($325,000)
difference. The consolidated net loss in the comparable periods is mainly attributed to the high interest expense term debt and note interest payable costs and amortization of Goodwill as previously discussed. In addition, the increased expenses of the Corporate overhead is also adversely effecting net income. The Company has taken steps to substantially reduce the corporate overhead expenses and is continuing its' efforts to recapitalize the high interest term debt with equity or less expensive interest subordinated debt.


Liquidity and Capital Resources

      The Company's capital requirements will most likely increase as the Company's mission statement is achieved. The requirement may include additional resources to increase the purchase volume of accounts receivable, expansion of the mortgage brokerage operation, and provide financing for any potential acquisition/merger activity. The acquisition of GF substantially impacts the capital requirements of the Company. In order to expand USCF's and GF's ability to purchase receivables on a meaningful basis and implement the Company's overall business plan, the Company will need to access additional equity and debt capital. In addition, the Company has certain term notes payable due that total approximately $725,000 These notes are due in mid June, 1999. There can be no assurance that additional capital will be available as needed. In the event the term notes are not repaid, the Company will be in default of these notes.

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

      In July, the Company began offering 100,000 shares of 9% Cumulative, Redeemable Preferred stock. Holders of the preferred shares will be entitled to receive cumulative preferential cash contributions at an annual rate of 9% of the liquidation preference of $100 per preferred share, accruing from the date of the original issuance and payable quarterly in arrears on the last day of each calender quarter of each year, commencing December 31, 1998. There was total cash proceeds received from the sale of the preferred stock of $2,329,500 resulting in the issuance of 23,295 shares of the preferred stock. Total dividends paid through March 31, 1999 is $126,000.

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

      At March 31, 1999, the Company had total assets of $37,421,043 and total liabilities of $31,220,707. This compares to the total assets of $9,605,396 and total liabilities of $5,460,915 at June 30, 1998. Cash at March 31, 1999, totaled $545,578 compared to $905,093 at June 30, 1998. The significant increase in these respective categories results from the acquisition of GF. GF's assets totaled $20,092,142, and the liabilities totaled $20,023,212. The decrease in cash is a result of principle and interest including accrual payments on the term debt and notes payables relating to the acquisition of GF. This amount totaled $1,439,500 for the nine month period ending March 31, 1999. This amount was offset by $250,000 from the sale of common stock in the reporting period.

      The Company anticipates that its monthly general and administrative costs, exclusive of depreciation and marketing expenses, commissions and professional fees, will be approximately $170,000 for each of the next six months based on current operations. However, if operations increase, the Company may be required to increase its staff which will increase its monthly general and administrative expenses. The Company anticipates that existing working capital and the line of credit will not be adequate to fund its projected factoring volume during the next six months. The company is reviewing several alternatives with a number of financial institutions that may provide the capital requirements for the next several years. The Company intends to attempt to obtain new financing with lower interest rates or equity financing to replace the $4,000,000 in high yield term debt with a lower cost of funds or equity. If the Company is successful in refinancing the $4,000,000 amount, the Company anticipates earnings and cash flow to increase. The continued interest and principle payments on the term debt and notes payable incurred in the acquisition of GF has placed and will continue to place the Company in a negative operating cash position will impact operations. The Company is attempting to raise additional debt and/or equity capital to reduce the expenses relating to the term debt. There can be no assurance the Company will be successful in this effort.

      The Company is considering strategic alternatives to attempt to maximize shareholder value. Such alternatives include, but are not limited to, continuing with current operations, selling one or more of the Company's subsidiaries and selling the Company. The Company is unable to predict which course of action may be taken in the future.

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

                            PART II - OTHER INFORMATION


      Item 1.     Legal Proceeding. None.

      Item 2. Changes in Securities. The Company has issued through March 31, 1999 a total of 281,000 shares of restricted Common stock, 275,000 shares related to a private placement and 6,000 shares were given to a note payable holder as an inducement to extend the due date of the note.

      Item 3.     Defaults Upon Senior Securities.  None.

      Item 4.     Submission of Matters to a Vote of Security Holders .  None

      Item 5. Other Information. The Company was notified by the NASDAQ Stock Market that the Company has been delisted from the NASDAQ Smallcap Market effective April 19, 1999. As a result, the Company's securities trade on the OTC Bulletin Board.

                  The loss of its NASDAQ Smallcap Market listing could have a negative impact on liquidity in the Company's securities and on the Company's ability to raise additional equity capital in the future.

      Item 6.(a)  Exhibits.  None.

      Item 6.(b)  Reports on Form 8-K.  None

                                    SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    CELTIC INVESTMENT, INC.



Date: May 13, 1999                  /s/ Douglas P. Morris
                                    ---------------------
                                    By: Douglas P. Morris
                                    President and Principal Executive Officer

Date: May 13, 1999                  /s/ Frank Lucchese
                                    ------------------
                                    By: Frank Lucchese
                                    Principal Financial Officer